Form 10QSB
period 1999-09-30
ALPHACOM CORP
filed 1999-12-14
CIK 1084899

    As filed with the Securities and Exchange Commission on December   , 1999
--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------
                                   FORM 10-QSB
                            -------------------------


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _________ to _________

Commission file number: 0-26703


                            -------------------------
                              ALPHACOM CORPORATION
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)
                            -------------------------

          DELAWARE                               2731                           98-0206030
 (STATE OR JURISDICTION OF          (PRIMARY STANDARD INDUSTRIAL            (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)       CLASSIFICATION CODE NUMBER)          IDENTIFICATION NUMBER)

                              151 BLOOR STREET WEST
                                    SUITE 890
                                TORONTO, ONTARIO
                                 CANADA M5S-1S4
                                 (416) 927-7000
          (ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICES
                        AND PRINCIPAL PLACE OF BUSINESS)

                                MICHAEL P. KRAFT
                                    PRESIDENT

                                   Copies to:

                             STANLEY MOSKOWITZ, ESQ.
                          MOSKOWITZ ALTMAN & HUGHES LLP
                         11 EAST 44TH STREET, SUITE 504
                               NEW YORK, NY 10017
                                 (212) 953-1121


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of December 1, 1999, there were approximately 11,100,000 shares of the Company's Common Stock issued and outstanding.

Transitional Small Business Disclosure Format:       Yes [ ] No [X]

                                TABLE OF CONTENTS


TABLE OF CONTENTS

PART I

         ITEM 1       FINANCIAL STATEMENTS
                      Balance Sheet as of September 30, 1999
                      Statement of Retained Earnings for the three months and
                           nine months ended September 30, 1999, and from inception to December 31, 1998
                      Statement of Operations for the three months and nine
                           months ended September 30, 1999, and from inception to December 31, 1998
                      Statement of Cash Flow for the three months and nine
                           months ended September 30, 1999, and from inception to December 31, 1998
                      Notes to Financial Statements

         ITEM 2       MANAGEMENT'S DISCUSSION AND ANALYSIS

PART II

         ITEM 1       LEGAL PROCEEDINGS

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                              ALPHACOM CORPORATION
                        (A Development Stage Enterprise)

                          INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 1999.

                              ALPHACOM CORPORATION
                        (A Development Stage Enterprise)

                              INTERIM BALANCE SHEET
                                   (Unaudited)
                               September 30, 1999.

                                        ASSETS

                                                                                  September 30, 1999.
                                                                                  -------------------
                                                                                      (Unaudited)
Bank                                                                                         $  30,917
Loan Receivable                                                                                  4,000
                                                                                -----------------------
                                                                                             $  34,917
                                                                                =======================


                                      LIABILITIES

Bank Indebtedness                                                                            $       -
Accounts Payable and Accrued Liabilities                                                        12,699
Advances From Related Company                                                                    3,215
                                                                                -----------------------
                                                                                                15,913
                                                                                =======================


                                  SHAREHOLDERS' EQUITY

Capital Stock

Authorized                49,990,000 common shares, no par value
                          10,000 preferred shares, par value $0.001

Issued                    11,100,000 Common Shares                                             111,000

Retained Earnings (Deficit)                                                                    (91,996)
                                                                                -----------------------
                                                                                                19,004
                                                                                -----------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                   $  34,917
                                                                                =======================

                              ALPHACOM CORPORATION
                        (A Development Stage Enterprise)

                INTERIM STATEMENT OF RETAINED EARNINGS (DEFICIT)
                                   (Unaudited)

                                                             Three Months Ended   Nine Months Ended         From Inception
                                                              September 30,1999   September 30,1999      To December 31, 1998.
                                                              -----------------   -----------------      ---------------------
                                                                (Unaudited)          (Unaudited)
            Retained Earnings (Deficit), beginning of the
            period                                                    (74,802)              (26,710)                   -

            Net Income (loss) for the period                          (17,194)              (65,286)             (26,710)
                                                            ===================  ====================    =================
            Retained Earnings (Deficit),
            end of the period                                         (91,996)              (91,996)             (26,710)
                                                            ===================  ====================    =================

                              ALPHACOM CORPORATION
                        (A Development Stage Enterprise)

                         INTERIM STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                             Three Months Ended   Nine Months Ended         From Inception
                                                              September 30,1999   September 30,1999      To December 31, 1998.
                                                              -----------------   -----------------      ---------------------
                                                                (Unaudited)          (Unaudited)
REVENUE
      Sales                                                    $         -            $         -            $         -

COST OF SALES
      Cost of Sales and Direct Costs                                     -                      -                      -
                                                               ------------           ------------           ------------

GROSS PROFIT                                                   $         -            $         -            $         -
                                                               ------------           ------------           ------------

EXPENSES

      General and Administrative                               $     2,963            $    13,843            $    26,710
      Management Services                                                -                 30,000                      -
      Professional Fees and Shareholder Services                    14,231                 21,443                      -
                                                               ------------           ------------           ------------
                                                               $    17,194            $    65,286            $    26,710
                                                               ------------           ------------           ------------

NET INCOME (LOSS) BEFORE INCOME TAXES                              (17,194)               (65,286)               (26,710)

      Current (Recovery)                                                 -                      -                      -
                                                               ------------           ------------           ------------

NET INCOME (LOSS) FOR THE PERIOD                               $   (17,194)           $   (65,286)           $   (26,710)
                                                               ============           ============           ============

Loss per Shares - Basic                                        $    (0.002)           $    (0.006)           $    (0.002)
                                                               ============           ============           ============

Earnings per Shares- Fully Diluted                             $    (0.002)           $    (0.006)           $    (0.002)
                                                               ============           ============           ============

                              ALPHACOM CORPORATION
                        (A Development Stage Enterprise)

                         INTERIM STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                             Three Months Ended   Nine Months Ended         From Inception
                                                              September 30,1999   September 30,1999      To December 31, 1998.
                                                              -----------------   -----------------      ---------------------
                                                                (Unaudited)          (Unaudited)
OPERATING ACTIVITIES

              Net Income (Loss)                                    (17,194)           $   (65,286)           $   (26,710)

              Increase in accounts payable and accrued
              liabilities                                           10,881                   (562)                 9,261
                                                               -----------            -----------            -----------
                                                                    (6,313)               (65,849)               (17,449)
                                                               -----------            -----------            -----------

FINANCING ACTIVITIES

              Issuance of Capital Stock                                  -                100,000                 11,000
              Advances From Related Company                              -                 (3,695)                 6,910
                                                               -----------            -----------            -----------
                                                                         -                 96,305                 17,910
                                                               -----------            -----------            -----------


Change in Cash (Bank Indebtedness)                                  (6,313)                30,456                    461

Cash - Beginning of period                                          37,230                    461                      -
                                                               -----------            -----------            -----------

Cash (Bank Indebtedness) - End of period                       $    30,917            $    30,917            $       461
                                                               ===========            ===========            ===========

                              ALPHACOM CORPORATION
                        (A Development Stage Enterprise)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 1999.



NOTE 1.    STATEMENT OF INFORMATION FURNISHED

              The accompanying unaudited interim financial statements of AlphaCom Corporation (the "Company") have been prepared in accordance with Form 10QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1999, and the results of its operations and cash flows for the nine month and three month periods ended September 30, 1999, and for the period December 15, 1997 (inception) to December 31, 1998. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 1998 financial statements.

              Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's 1998 financial statements.

NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           A.  DESCRIPTION OF DEVELOPMENT STAGE ACTIVITIES

              The Company was organized on December 15, 1997 under the laws of the State of Delaware. The Company was formed for the express purpose of operating in the specialty publishing business within the United States marketplace. The Company is presently in its development stage.

           B.  OFFERING OF THE COMPANY'S COMMON STOCK

              As at September 30, 1999, the Company completed an offering of 100,000 shares of its common stock at an offering price of $1.00 per share to qualified investors. The offering was made pursuant to the exemptions from registration with the Securities and Exchange Commission (SEC) provided by Regulation D, Rule 504, of the 1933 Act, and under applicable state laws, rules and regulations.

                              ALPHACOM CORPORATION
                        (A Development Stage Enterprise)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 1999.



NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           (CONTINUED)

           C. USE OF ESTIMATES IN PREPARING FINANCIAL STATEMENTS

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS

           The Company was organized on December 15, 1997 under the laws of the State of Delaware. The Company was formed for the express purpose of operating in the specialty publishing business within the United States marketplace.

           The Company will have to raise additional funds in the next twelve months. Currently, the Company is funded through cash advances from its directors and officers. There are no specific terms for repayment. Once the Company begins trading on the NASDAQ Bulletin Board, the Company expects to raise $500,000 to $900,000 through a private placement.

           To date, the Company has (i) defined the market opportunities for the Company in the specialty publishing business; (ii) assembled a staff with knowledge and experience in the North American publishing industry; and (iii) has begun the initial implementation of its marketing and distribution plan. Currently, the Company has paid no compensation to any of its officers or directors. It is the Company's intention upon the receipt of additional funding to compensate certain officers of the Company on a reasonable basis in keeping with industry standards.


                           PART II. OTHER INFORMATION

ITEM 1      LEGAL PROCEEDINGS

           The Company is not a party to any legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on the Company's business, financial condition or results of operations.





                                   SIGNATURES

           In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ALPHACOM CORP.

Date:  December 13, 1999                     By:  \s\ Michael P. Kraft
       -----------------                          ------------------------------
                                                      Michael P. Kraft
                                                      President, CEO, Secretary



Date:  December 13, 1999                     By:   \s\ Khurram Qureshi
       -----------------                           -----------------------------
                                                   Khurram Qureshi
                                                   Chief Financial Officer