Form 10KSB
period 1999-12-31
ALPHACOM CORP
filed 2000-05-22
CIK 1084899

As filed with the Securities and Exchange Commission on May 22, 2000
--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------
                                   FORM 10-KSB
                            -------------------------


   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
              OF 1934. FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

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

                              151 BLOOR STREET WEST
                                    SUITE 890
                                TORONTO, ONTARIO
                                 CANADA M5S-1S4
                                 (416) 927-7000
          (ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICES
                        AND PRINCIPAL PLACE OF BUSINESS)
Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $ 0.001 per share
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of December 31, 1999, there were approximately 11,100,000 shares of the Company's Common Stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

ITEM 1            DESCRIPTION OF THE BUSINESS

THIS ANNUAL REPORT ON FORM 10-K AND THE DOCUMENTS INCORPORATED HEREIN BY REFERENCE CONTAIN FORWARD-LOOKING STATEMENTS BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY'S INDUSTRY, MANAGEMENT'S BELIEFS AND CERTAIN ASSUMPTIONS MADE BY MANAGEMENT. ALL STATEMENTS, TRENDS, ANALYSES, AND OTHER INFORMATION CONTAINED IN THIS REPORT RELATIVE TO TRENDS IN NET SALES, GROSS MARGIN, ANTICIPATED EXPENSE LEVELS AND LIQUIDITY AND CAPITAL RESOURCES, AS WELL AS OTHER STATEMENTS INCLUDING, BUT NOT LIMITED TO WORDS SUCH AS "ANTICIPATE", "BELIEVE", "PLAN", "ESTIMATE", "EXPECT", "SEEK", "INTEND", AND OTHER SIMILAR EXPRESSIONS, CONSTITUTE FORWARD LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT ARE DIFFICULT TO PREDICT. ACCORDINGLY, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED OR EXPRESSED IN SUCH STATEMENTS. POTENTIAL RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHERS, THOSE SET FORTH HEREIN UNDER "ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS", AS WELL AS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--OVERVIEW" AND "LIQUIDITY AND CAPITAL RESOURCES". PARTICULAR ATTENTION SHOULD BE PAID TO THE CAUTIONARY STATEMENTS INVOLVING THE COMPANY'S LIMITED OPERATING HISTORY, THE UNPREDICTABILITY OF ITS FUTURE REVENUES, THE UNPREDICTABLE AND EVOLVING NATURE OF ITS BUSINESS MODEL, THE INTENSELY COMPETITIVE ONLINE COMMERCE AND RETAIL BOOK ENVIRONMENTS AND THE RISKS ASSOCIATED WITH CAPACITY CONSTRAINTS, SYSTEMS DEVELOPMENT, MANAGEMENT OF GROWTH AND BUSINESS EXPANSION. EXCEPT AS REQUIRED BY LAW, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. READERS, HOWEVER, SHOULD CAREFULLY REVIEW THE FACTORS SET FORTH IN OTHER REPORTS OR DOCUMENTS THAT THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION ("SEC").

AlphaCom Corporation ("AlphaCom" or alternatively, the "Company"), a Delaware corporation, is a newly formed, developmental stage marketing distribution company operating in the specialty publishing business. The Company maintains its executive offices at 151 Bloor Street West, Suite 809, Toronto, Ontario, Canada M5S-1S4. The Company is a subsidiary of Alpha Communications Corp. ("ACC"), which is located at 151 Bloor Street West, Suite 809, Toronto, Ontario, Canada M5S-1S4. AlphaCom intends to establish a United States-based specialty publishing business by utilizing a marketing and distribution plan used by ACC in the Canadian market. The Company intends to pre-sell (sell a concept for a book or other multi-media prior to development or publication), or license (obtain the rights to publish from original copyright owners) ("License"), books, videos, and other complementary multi-media products through traditional and alternative distribution channels in the United States market.

The Company was incorporated in December 1997 for the express purpose of assembling the capital and management resources required to duplicate the strategy of ACC, as regards to the specialty publishing business in the United States marketplace (see Sales and Marketing discussion below).

The Company is devoted to two areas of specialty publishing: (1) Promotional Publishing; and (2) Custom Brand Name Publishing. Promotional Publishing is the publishing and production of pre-existing books licensed to the customer and pre-sold original books, written at the customers request. It also includes other media products for use by consumer product and service providers as premiums to support sales-generating consumer offers. The Company plans to initially offer its Promotional Publishing services to the consumer products, food service, financial services industries, as well as to specialty and general retailers. Custom Brand Name Publishing involves the development, publishing and production of original books and other media products under the client's brand name, which are distributed directly to retailers, wholesalers, and distributors and then licensed to traditional publishers.

To date, the Company has (i) defined the market opportunities for the Company in the specialty publishing business; (ii) assembled a staff with knowledge and experience in the North American publishing industry; and (iii) completed a private placement offering of securities that generated the funds necessary to begin the initial implementation of its marketing and distribution plan.

Products and Products Strategy

The Company's growth strategy is to create ownership of publishing copyrights and/or distribution rights, with an initial emphasis on books, with possible growth into other complementary multi-media products. The Company's ownership of publishing and distribution rights will be created through the Company's Custom Brand Name Publishing division. As more thoroughly discussed below, Custom Brand Name Publishing involves the development, publishing and production of original books and other media products under a corporation's brand name. Under this publishing model, when original books are newly created, the Company will retain either: (i) full copyright ownership; or (ii) shared copyright ownership with the specific corporation that the brand name books are published on behalf of. Additionally, the Company will retain sole distribution and reprint rights on any newly created books.

PROMOTIONAL PUBLISHING DIVISION

The Company intends to focus on the marketing and distribution of unique single-title offers and multi-title continuity based promotional programs to the consumer products, food service, financial services industry and to specialty and general retailers in the United States. In addition, the Company intends to sell and distribute books, and other complementary multi-media products, for use in sales promotional offers to attract or reward customers.

The sales promotion industry, in the United States, is estimated to be in excess of $13 billion, with a recent growth rate of 12-15% per year. The Company believes the use of books as promotional products, while growing, is currently not a significant part of the industry. The Company believes that those potential clients that use sales promotions will be receptive to the use of books as promotions in order to differentiate their promotions from other traditional premium items (i.e. glassware, t-shirts, mugs, hats and bags). Industry experts estimate that approximately two thirds of all marketing dollars are spent on consumer and trade promotions. According to the Promotional Products Association International, growth in the use of "premium" based sales promotional programs (including books and videos) is expected to continue, as a result of a shift in advertising dollars from traditional media to new marketing vehicles.

In accordance with an agreement between the Company and ACC, dated December 17, 1998 (the "Operating Agreement"), all publishing business based in the United States will be conducted by the Company, while all publishing business based outside of the United States will be conducted by ACC. Pursuant to the Operating Agreement, the Company has access to, and will offer its clients, ACC's originally created publications and copyrights, and intends to license these existing copyrights to third parties. The ACC product line currently includes products in the following categories:

         Books                Videos                 Books Plus
         -----                ------                 ----------
         Children             Children's Videos      Children's Books-with-Toys
         Cooking              General Interest       Cookbooks-with-Videos
         Entertainment        Sports                 Gardening Books-with-Videos
         Financial
         General Interest
         Health
         Parenting
         Reference
         Sports

The Company's objectives, with regards to Promotional Publishing, is to establish a presence in the United States marketplace dedicated to the sales of the Company's products and services. Pursuant to an oral agreement, the Company pays ACC a royalty fee, for access to ACC's library and services, of seven and one-half (7-1/2%) percent of the Company's net sales ("Net Sales") up to the first $1,000,000 and ten (10%) percent of Net Sales thereafter. Net Sales means the amount of gross sales less any discounts, returns, allowances, shipping costs and federal or state taxes.

CUSTOM PUBLISHING DIVISION

The Company intends, in the Custom Publishing area, to develop and create non-fiction books. The Company will act as a custom publisher in one of two ways: (1) through the creation of "brand name" editions (books with the name and/or trademark of a widely-respected, recognized corporation or brand) for sale to book stores, clubs and libraries; or (2) the creation of books for the exclusive use by a "brand name" client as marketing tools for promotional purposes. The Company will attempt to pre-sell to brand name clients such books as well as to make them broadly available through traditional distribution channels (i.e. book stores, mass merchandising chains, book clubs and public libraries). The Company intends to solicit brand name clients include leading consumer product companies, financial service companies in addition to general retailers. The Company plans to build its ownership of copyrighted materials through the creation of its own proprietary brand name titles, which the Company believes will generate recurring residual revenues.

The Company intends to establish its own Brand Name so that clients and consumers associate the Company's name as a publisher of information desired by consumers, in book format. The Company believes that the establishment of its brand name ("AlphaCom") will enhance the Company's ability to sell its publishing services to trade book publishers, in addition to offering the same books it develops for these publishers to clients, for their own marketing and promotional needs. Either through its internal capabilities, or through sub-contracting, the Company believes it will be able to offer the following custom publishing services:

 Business Consulting     Creative Services     Production Services and Expertise
 -------------------     -----------------     ---------------------------------
 Concept Development     Art Direction         Project Management
 Proposals and Research  Design/Illustration   Printing/Digitizing
 Rights Negotiations     Copyrighting          Video Development
 Licensing               Editing
 Distribution            Proof-reading

The Company anticipates that it will generate Custom Publishing revenues through
(1) the sale of books directly to the client; (2) the sale of books to traditional book publishers; and (3) the licensing of copyrights to traditional book publishers.

Intellectual Property

Currently the Company does not have or use any of its own trademarks, trade names, or copyrights. However, the Company may utilize the intellectual property of ACC pursuant to the Operating Agreement. To that end the Company intends to file trademark registrations with the United States Patent and Trademark Office to register "AlphaCom" and to permit the use of ACC's trademarks within the United States. ACC's Canadian registered trademarks include "Alpha Publishing TM", "Alpha Media TM", and the recently filed "Alpha Brand Name Books TM." The Company also has access to the growing list of the wide range of publishing copyrights owned by ACC and intends to market such publishing copyrights in the United States market. The following are specific books where ACC owns full or partial copyright ownership and in all cases owns distribution, and reprint rights.

Project                                          Title
-------                                          -----
Cooperators Safe & Sound Series:                 In The Driver's Seat
                                                 Safeguards for Seniors
                                                 Safety at Home

Corning Consumer Products Company                Fresh Flavours of Spring
                                                 A Bouquet of Summer Tastes
                                                 An Autumn Harvest of Goodness
                                                 Hearty Choices for Winter

Longo Brothers                                   A Passion for Fresh

President's Choice Gardening Guides:             Design
                                                 Plantings
                                                 Care
                                                 Containers
                                                 Bulbs
                                                 Garden Remedies

Investors Group Managing Your Money Series:      Staring Out
                                                 Prime Time
                                                 Retire Ready
                                                 Small Business
                                                 (English & French)

Cadbury Chocolate Book:                          The Tale of the Great Bunny
                                                 (English & French)

Polkadot Shorts Book:                            Dumpty's Blanket Adventure

The Pan Caribbean Handbook & Business Directory: 1998 Edition

There can be no assurance that the Company will be able to secure trademark registrations for its name or any of the marks of ACC for use in the United States or that third parties will not infringe upon or misappropriate the Company's copyrights, trademarks and similar proprietary rights.

Competition

The Company will compete with both traditional publishing companies as well as promotional marketing agencies. Management believes the Company's ability to focus on both Promotional Publishing and Custom Brand Name Publishing will enable the Company to compete effectively in the specialty publishing business. However, there is no assurance that operating losses will not result from this competition which may have a materially adverse effect on the Company.

The Company will also compete with major trade publishers, all of which have greater financial and other resources than the Company. Such competitors include Scholastic, Harper Collins and Simon and Schuster.

There can be no assurance that the Company will be able to compete successfully against current and future competitors, that competition will not intensify or that competitive pressure faced by the Company will not materially adversely affect its business, financial condition or results of operations.

Sales and Marketing Strategy

The Company intends to implement a sales and marketing strategy that will emulate the strategy utilized by ACC in Canada, with regards to the specialty publishing business in the United States marketplace. The marketing program will initially focus on identifying potential customers in the United States market that could utilize publishing or brand name publishing products. The Company also intends to use ACC's existing customer base by attempting to establish relationships with United States based companies that are associated with ACC's Canadian customers. The Company intends to offer its proprietary or acquired content to the targeted clients for their use as sales generating, marketing and/or promotional tools. Additionally the Company intends to offer content development services for other forms of media, such as audio, video, CD-based products and the Internet.

ACC's marketing and sales strategy involves both: (i) Promotional Publishing and
(ii) Custom Brand Name Publishing. ACC's promotional publishing plans call for ongoing development of presentations of existing off-the-shelf books developed by third parties which are presented to Canadian corporations in the consumer products, food service, financial services and specialty/general retail industry. ACC's sales and marketing plans include making a minimum of 10 presentations per month to new clients in Canada within the sectors described above. Additionally, ACC continues to market to its existing promotional publishing customers, new off-the-shelf titles on an ongoing basis. In the custom brand name publishing sector, ACC develops customer proposals for a minimum of 5 new Canadian corporations per month. At the same time, ACC creates new titles and new series of books for presentation to its existing Canadian corporate clients which it has published brand name titles for in the past.

Staffing Requirements

The Company currently maintains a staff of three officers, whom are presently serving on a part-time basis. Such staff is comprised of individuals who have many years of sales, marketing and financial experience in the North American publishing industry. None of these officers are currently paid a salary. Upon additional funding, the Company intends to commence the payment of salaries. Furthermore, upon additional funding, it is expected that the current staff will serve on a full time basis and that additional staff will be employed as needed.

General Economic and Other Conditions.

There is no assurance that the Company's business may not be adversely affected from time to time by such matters that may be outside the control of the Company and/or its officers and directors such as changes in general economic conditions, real estate, tax law or policy, local and international governments, international relations and related conditions, as they exist in any country where the Company may penetrate markets.

Lack of an Operating History.

The Company will be utilizing the marketing and distribution plan used by ACC in the Canadian market for the specialty publishing business within the United States. ACC, since its inception May 24, 1996, has implemented a sales and marketing strategy for both Promotional Publishing sales and Custom Brand Name Publishing sales for a wide range of customers including Spiegel Inc., Cadbury Chocolate Inc., Investors Group, Co-Operators Insurance Company, and the Corning Consumer Products Company. For the fiscal year ending December 31, 1999, ACC had total sales of Cd$732,127 and net loss after taxes of Cd$276,459. Subsequent to the year-end, on April 14, 2000, ACC completed a private placement financing for gross proceeds of Cd$2,000,000.

ITEM 2            DESCRIPTION OF PROPERTY

The Company maintains offices at:

         151 Bloor Street West
         Suite 890
         Toronto, Ontario, Canada M5S 1S4

Beginning July 1, 1999, the Company entered into a month-to-month, oral lease with ACC at the rate of US$750 per month.

ITEM 3            LEGAL PROCEEDINGS

The Company is not a party to any legal proceeding or claims which, if decided adversely against the Company, would have such a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY

None.

                                     PART II

ITEM 5 MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND OTHER STOCKHOLDER MATTERS

Market for Common Stock

Prior to the Company's filing of its Registration Statement on Form 10-SB, there has been no public market for the common stock of the Company and there can be no assurance that a trading market will develop, or even if such a trading market should develop, that the common stock may be resold at or near the original purchase price. Any market for the common stock of the Company that may develop will, in all likelihood, be a substantially limited one. The Company has applied to the NASD OTCBB (Bulletin Board) to have its shares listed for trading. There can be no assurance that it will be accepted for trading on the OTCBB.


As of December 31, 1999 the Company had 11,100,000 shares of common stock issued and outstanding held by approximately 50 holders of record. Of these shares, 100,000 shares are freely transferable without restriction or further registration under the Securities Act, unless purchased by "affiliates" of the Company, as that term is defined in Rule 144 under the Securities Act ("Rule 144") described below, which will be subject to the resale limitations of Rule
144. The remaining 11,000,000 shares of common stock, will be "restricted securities" within the meaning of Rule 144 and may not be resold in a public distribution unless they are registered under the Securities Act or are sold pursuant to Rule 144 or another exemption from registration. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted shares for at least one year (including the holding period of any prior owner except an affiliate) is entitled to sell publicly, within any three-month period, a number of shares that does not exceed the greater of (i) one percent of the number of shares of common stock then outstanding or (ii) the average weekly reported trading volume of the common stock during the four calendar weeks preceding the filing of a Form 144 with respect to such sale. Sales under Rule 144 are also subject to certain manner of sale provisions and notice requirements and to the availability of current public information about the Company. Under Rule 144(k), a person who is not deemed to have been an affiliate of the Company at any time during the 90 days preceding a sale, and who has beneficially owned the shares to be sold for at least two years (including the holding period of any prior owner except an affiliate), is entitled to sell such shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144.

The Company has not agreed to register any shares of common or preferred stock under the Securities Act for sale by any of the Company's security holders.

Dividend Policy

The Company does not have a policy of paying dividends, and it is currently anticipated that no cash dividends will be paid. Any future decision to pay cash dividends will be made on the basis of earnings, alternative needs for funds and other conditions existing at the time.

ITEM 6 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

CERTAIN STATEMENTS CONTAINED HEREIN ARE NOT BASED ON HISTORICAL FACTS, BUT ARE FORWARD-LOOKING STATEMENTS THAT ARE BASED UPON NUMEROUS ASSUMPTIONS ABOUT FUTURE CONDITIONS THAT COULD PROVE NOT TO BE ACCURATE. ACTUAL EVENTS, TRANSACTIONS AND RESULTS MAY MATERIALLY DIFFER FROM THE ANTICIPATED EVENTS, TRANSACTIONS OR RESULTS DESCRIBED IN SUCH STATEMENTS. THE COMPANY'S ABILITY TO CONSUMMATE SUCH TRANSACTIONS AND ACHIEVE SUCH EVENTS OR RESULTS IS SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO: THE EXISTENCE OF, DEMAND FOR, AND ACCEPTANCE OF THE COMPANY'S PRODUCTS AND SERVICES; THE ABILITY OF THE COMPANY TO DEVELOP NEW AND TIMELY PRODUCTS; THE ABILITY OF THE COMPANY TO MAINTAIN AND EXPAND ITS BUSINESS RELATIONSHIPS; THE EFFECT OF REGULATORY APPROVALS AND DEVELOPMENTS, ECONOMIC CONDITIONS, THE IMPACT OF COMPETITION; AND, OTHER FACTORS AFFECTING THE COMPANY'S BUSINESS THAT ARE BEYOND THE COMPANY'S CONTROL. THE COMPANY UNDERTAKES NO OBLIGATION AND DOES NOT INTEND TO UPDATE, REVISE OR OTHERWISE PUBLICLY RELEASE THE RESULT OF ANY REVISION TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT FUTURE EVENTS OR CIRCUMSTANCES.

LIQUIDITY AND CAPITAL RESOURSES

                                          Fiscal
                              ----------------------------
                                        1999         1998
                              ----------------------------
Total current assets                  11,597          461
Total current liabilities             26,298       16,171
                              ----------------------------
Working capital deficiency           (14,701)     (15,710)
                              ----------------------------


Working capital increased by $1,009 from December 31, 1998 to December 31, 1999. Cash and equivalents increased by $10,224 over the same period. The increase in cash and cash equivalents was substantially the product of proceeds of issuance of 100,000 common shares at $1.00 per share in 1999.

As at the end of December 31, 1999, the Company had no outstanding debt other than customary trade payables.

REVENUE

As at December 31, 1999, the Company did not earn any revenue as it remains a development stage enterprise.

GENERAL AND ADMINISTRATIVE EXPENSES

The Company's general and administrative expenses increased from $26,701 to $98,991, an increase of 271% over 1998. General and administrative expenses represents the initial startup costs, office expenses and professional fees. The increase in general and administrative expenses is primarily due to increase in profession fees that the Company incurred to complete filing of its Reg. D 504 offering with the SEC and NASD.

NET LOSS

The Company's net loss increased from $26,710 in fiscal year 1998 to $98,991 in fiscal year 1999 due to the increase in general and administrative expenses incurred during the year.

INFLATION

Although the Company believes that inflation has not had a material adverse effect on the results of the operations to date, any increase in costs to the Company could affect the net income or loss of the Company.

FINANCIAL DISCLOSURE

None

ITEM 7            FINANCIAL STATEMENTS

See schedules

ITEM 8            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

The Company has no changes in or disagreements with its accountants since the Company's incorporation.

                                         PART III

ITEM 9            DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information with respect to the directors and executive officers of the Company:

Name                Age   Position                                Term of Office
----                ---   --------                                --------------
Michael P. Kraft    36    President, CEO, Secretary and Director  1997 - present

Richard Sherman     37    Executive Vice-President and Director   1997 - present

Khurram Qureshi     36    Chief Financial Officer and Director    1999 - present

The board of directors will be the governing body of the Company and will set goals and establish policies, will retain qualified executive leadership and will oversee the performance of that leadership for the organization.

The board of directors will be active in that it will meet formally at least on a quarterly basis. The full board of directors may choose to delegate some authority to an executive committee that will meet more frequently and will exercise interim policy making and oversight authority.

Each director will be elected to hold office until the next annual meeting of shareholders and until his successor has been qualified and elected. The following sets forth certain information as well as a brief account of business experience during the past five years of each director and executive officer of the Company.

Current Officers and Directors

Michael P. Kraft - President, CEO, Secretary and Director. Mr. Kraft co-founded ACC in the fall of 1994 and, as President and Chief Executive Officer of ACC, Mr. Kraft is involved in overseeing sales, acquisitions, financing and contract strategy. Mr. Kraft has been involved in the sales promotion marketing industry in Toronto since 1986. He has developed numerous working relationships with clients in the packaged goods, financial services, consumer products, retail petroleum industries, etc., throughout Canada. In August 1990, Mr. Kraft joined Madison Marketing Limited, one of North America's leading Specialty Book Publishers concentrating in the retail gasoline and food services industries in Canada, the United States, and internationally. As Vice-President of Sales & Marketing, Mr. Kraft was involved in the product development process and responsible for that company's sales and marketing efforts. He developed numerous client relationships and was involved in the sale of in excess of 20 million books through various consumer promotion programs.

Richard Sherman - Executive Vice-President and Director. Mr. Sherman is a co-founder of ACC and as Executive Vice-President of AlphaCom is actively involved in the Company's sales efforts. For the past three years, Mr. Sherman has played a key role in expanding ACC's client base. In Canada, Mr. Sherman has developed relationships with, and sold promotional/premium programs to numerous high-profile accounts including Avon Canada, Hudson's Bay, Molson Breweries, Arby's Canada, Cadbury Chocolate Canada, etc. Prior to his position at ACC, Mr. Sherman managed a variety of sales and marketing activities within the communications industry. He began his career in 1986 at Scotpage Corporation Limited in sales and marketing. During his tenure at Scotpage, he pursued and acquired many new accounts leading to record sales for the company. Additionally, Mr. Sherman was involved in the development and execution of several successful promotional campaigns.

Khurram Qureshi- Chief Financial Officer and Director. Mr. Qureshi has been the Chief Financial Officer of ACC since 1997 and brings to AlphaCom over ten years of experience in the field of finance and accounting, including experience working for several public companies. Mr. Qureshi graduated from York University (Toronto), with a Bachelors Degree in Administrative Studies and qualified as a Chartered Accountant in 1990. Mr. Qureshi's responsibilities with the Company will include financial administration, control and reporting.

ITEM 10           REMUNERATION OF DIRECTORS AND OFFICERS

To date, the Company has paid no compensation to any of its officers or directors. It is the Company's intention in the upcoming year, to compensate certain officers of the Company on a reasonable basis in keeping with industry standards. Certain officers and directors of the Company will also own, either directly or indirectly, equity in the capital stock of the Company.

Presently the Company's three officers are serving on a part time basis only.

Presently the Company's three officers are serving on a part time basis only. Upon the Company generating positive cash flow through its Promotional and Custom Brand Name, or in the event the Company raises additional funding beyond its requirements estimated at $3,500 per month for general and administrative expenses, the Company may entertain the payment of salaries and/or draws against commission on an individual basis with each officer based on sales results
(i.e. confirmed and shipped orders). The directors at this time have not received any compensation nor is any planned. Nor has the Company entered into any agreements with officers and/or directors in regard to future compensation they may earn. The Company may in the future seek to implement a stock option plan for the benefit of its employees.

Messrs. Kraft and Sherman, in addition to being directors and officers of the Company are also officers, directors and major shareholders of ACC. As a result of ACC being the controlling shareholder of the Company, Messrs. Kraft and Sherman have an indirect interest in the capital stock of the Company. Mr. Qureshi is the Chief Financial Officer of ACC and has stock options in ACC, and thus has the opportunity for an indirect ownership in the capital stock of the Company through ACC's controlling shareholder position, assuming Mr. Qureshi exercises his ACC options.

                           Summary Compensation Table

                            Annual                               Expected
      Name and           Compensation           Total          Compensation
 Principal Position       Year Salary        Compensation        for 1999
 ------------------       ---- ------        ------------        --------

Michael P. Kraft*         1998    $0             $0                $0
President, CEO &
Secretary
Richard Sherman*          1998    $0             $0                $0
Executive Vice-
President
Khurram Qureshi*          N/A     N/A            $0                $0
Chief Financial Officer
and Director
*Messrs. Kraft, Sherman and Qureshi are officers of ACC and receive salaries from ACC. As of July 1, 1999, the Company has access to ACC's premises, library and other services and pays a royalty fee of seven and one-half (7-1/2%) percent of net sales up to $1,000,000 and ten (10%) percent of net sales thereafter.

ITEM 11     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 1999, the Company had 11,100,000 shares of common stock issued and outstanding. The following tabulates the holdings of shares of the Company by each person who, to date, holds of record or is known by management of the Company to own beneficially 5% or more of the outstanding shares and, in addition, by all directors and officers of the Company, individually and as a group.


Percentage of class                                Number of shares of common
Name and Address of Beneficial Owner                stock beneficially owned
beneficially owned


ACC (2).........................................            11,000,000  99.1%

Michael P. Kraft (3)............................            11,000,000  99.1%(6)

Richard Sherman (4).............................            11,000,000  99.1%(6)

Khurram Qureshi (5) ............................            11,000,000  99.1%(6)

(1) Beneficial ownership has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended. Generally, a person is deemed to be the beneficial owner of a security if he has the right to acquire voting or investment power within 60 days of the date of this Registration Statement.

(2) The address of ACC, 151 Bloor Street West, Suite 890, Toronto, Ontario, Canada M5S-1S4.

(3) Michael Kraft in addition to being a director and officer of the Company, is also President, CEO , director, a shareholder and an optionholder of ACC. The address of Michael Kraft is 107 Mossgrove Trail, Toronto, Ontario, Canada M2L 2W4.

(4) Richard Sherman in addition to being a director and officer of the Company, is also Vice President, director, a shareholder and an optionholder of ACC. The address of Richard Sherman is 74 Mossgrove Trail, Willowdale, Ontario, Canada M2L 2W3.

(5) Khurram Qureshi in addition to being a director and officer of the Company, is also Chief Financial Officer, a shareholder and an optionholder of ACC. The address of Khurram Qureshi is 90 Bonis Avenue, Toronto, Ontario, Canada, M1T 2V2.

(6) Deemed to be beneficial owners of the Company's common shares held by ACC as a result of their voting control of such common shares through their respective positions as officers, directors and shareholders of ACC. (see discussion in Control by Current Management on page 8 herein).

Changes in Control

The Company is not aware of any arrangements, including the pledge by any person of securities of the Company, which may at a subsequent date result in a change in control of the Company.

Certain Provisions of Delaware Law

The Company is a Delaware corporation and is subject to the provisions of
Section 203 of the Delaware General Corporation Law ("DGCL"). In general,
Section 203 prevents an "interested stockholder" (defined generally as a person owning 15% or more of the Company's outstanding voting stock) from engaging in a "business combination" (as defined in Section 203) with the Company for three years following the date that person became an interested stockholder unless (i) before that person became an interested stockholder or approved the business combination, (ii) upon completion of the transaction that resulted in the interested stockholder becoming an interested stockholder the interested stockholder owned at least 85% of the voting stock of the Company outstanding at the time the transaction commenced (excluding stock held by directors who are also officers of the Company and by employee stock plans that do not provide employees with the right to determine confidentially whether shares held subject to the plan will be tendered in a tender or exchange offer) or (iii) on or following the date of which that person became an interested stockholder, the business combination is approved by the Company's board of directors and authorized at a meeting of stockholders by the affirmative vote of the holders of at least 66 2/3% of the outstanding voting stock of the Company not owed by the interested stockholder.

Under Section 203 of the DGCL, these restrictions do not apply to certain business combinations proposed by an interested stockholder following the announcement or notification of one of certain extraordinary transactions involving the Company and a person who was not an interested stockholder during the previous three years or who became an interested stockholder with the approval of a majority of the Company's directors, if that extraordinary transaction is approved or not opposed by a majority of the directors (but not less than one) who were directors before any person became an interested stockholder in the previous three years or who were recommended for election or elected to succeed such directors by a majority of such directors then in office.

Under Section 162 of the DGCL, the board of directors of the Company can, without stockholders approval, issue authorized but unissued shares of capital stock, which may have the effect of delaying deferring or preventing a change of control of the Company.

ITEM 12     CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

None.

ITEM 13     EXHIBITS AND REPORTS ON FORM 8K

(a)     No Exhibits.

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                     PART IV

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ALPHACOM CORPORATION

                               By:  /s/ Michael P. Kraft
                                    -----------------------------
                                    Michael P. Kraft,
                                    President, CEO and a Director
May 17, 2000


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Michael P. Kraft
----------------------------
Michael P. Kraft
President, CEO and Director                     Dated: May 17, 2000


/s/ Richard Sherman
----------------------------
Richard Sherman
Director
                                                Dated: May 17, 2000


/s/ Khurram Qureshi
----------------------------
Khurram Qureshi
CFO and Director                                Dated:  May 17, 2000

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                          Annual Report on Form 10-KSB
                      For the Year Ended December 31, 1999


                                  ------------


                              Financial Statements
                                Index to Exhibits
                                    Exhibits



FINANCIAL STATEMENT

INDEX TO FINANCIAL STATEMENTS

Auditors Report

Balance Sheets as at December 31, 1999 and 1998

Statements of Operations and Deficit for year ended December 31, 1999 and for period from December 15, 1997(date of incorporation) to December 31, 1998 and for period from December 15, 1997(date of incorporation) to December 31, 1999

Statements of Cash Flows for the year ended December 31, 1999 and for period from December 15, 1997(date of incorporation) to December 31, 1998 and for period from December 15, 1997(date of incorporation) to December 31, 1999

Notes to Financial Statements for period from December 15, 1997 (date of incorporation) to December 31, 1999, year ended December 31, 1999 and period from December 15, 1997 to December 31, 1998

         Financial Statements
         (Expressed in U.S. dollars)

         ALPHACOM CORPORATION
         (A DEVELOPMENT STAGE ENTERPRISE)

         Period from December 15, 1997 (date of incorporation) to December 31, 1999, year ended December 31, 1999 and period from December 15, 1997 to December 31, 1998

KPMG

               KPMG LLP
               Chartered Accountants                    Telephone (416) 228-7000
               Yonge Corporate Centre                   Telefax   (416) 228-7123
               4120 Yonge Street Suite 500              www.kpmg.ca
               North York ON M2P 2B8

AUDITORS' REPORT

To the Director of AlphaCom Corporation

We have audited the balance sheets of AlphaCom Corporation (a Development Stage Enterprise) as at December 31, 1999 and 1998 and the statements of operations and deficit and cash flows for the year ended December 31, 1999, the period from December 15, 1997 (date of incorporation) to December 31, 1998 and the period from December 15, 1997 to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 1999 and 1998 and the results of its operations and its cash flows for the year ended December 31, 1999, the period from December 15, 1997 (date of incorporation) to December 31, 1998 and the period from December 15, 1997 to December 31, 1999 in accordance with generally accepted accounting principles in the United States.

/s/ KPMG LLP

Chartered Accountants

Toronto, Canada
February 25, 2000

ALPHACOM CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)

Balance Sheets
(Expressed in U.S. dollars)

December 31, 1999 and 1998

--------------------------------------------------------------------------------
                                                          1999         1998
--------------------------------------------------------------------------------

Assets
Cash                                                     $  10,685    $     461
Prepaid expenses                                               126         --
Advances to/from parent company (note 3)                       786         --

--------------------------------------------------------------------------------
                                                         $  11,597    $     461
--------------------------------------------------------------------------------

Liabilities and Shareholder's Deficiency
Liabilities:
   Accounts payable                                      $  26,298    $   9,261
   Advances from parent company (note 3)                      --          6,910
--------------------------------------------------------------------------------
                                                            26,298       16,171

Shareholder's deficiency:
   Capital stock (note 4):
       Authorized:
          49,990,000 common shares, no par value,
            $0.001 per share
          10,000 preferred shares, par value $0.001
       Issued:
          11,100,000 common shares                         111,000       11,000
   Deficit                                                (125,701)     (26,710)
--------------------------------------------------------------------------------
                                                           (14,701)     (15,710)

Going concern (note 1)

--------------------------------------------------------------------------------
                                                         $  11,597    $     461
--------------------------------------------------------------------------------

See accompanying notes to financial statements.

ALPHACOM CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)

Statements of Operations and Deficit
(Expressed in U.S. dollars)

------------------------------------------------------------------------------------------------------
                                                 Year              Period from            Period from
                                                ended        December 15, 1997       December 15, 1997
                                         December 31,  (date of incorporation) (date of incorporation)
                                                 1999     to December 31, 1998    to December 31, 1999
------------------------------------------------------------------------------------------------------
Expenses:
   General and administrative            $     98,991              $  26,710              $   125,701
------------------------------------------------------------------------------------------------------

Loss for the period                            98,991                 26,710                  125,701

Deficit, beginning of period                   26,710                   --                       --

------------------------------------------------------------------------------------------------------
Deficit, end of period                   $    125,701              $  26,710              $   125,701
------------------------------------------------------------------------------------------------------

Loss per share                           $       0.01              $    0.00              $      0.01

------------------------------------------------------------------------------------------------------

Statements of Cash Flows
(Expressed in U.S. dollars)

------------------------------------------------------------------------------------------------------
                                          Year               Period from               Period from
                                         ended         December 15, 1997         December 15, 1997
                                  December 31,   (date of incorporation)   (date of incorporation)
                                          1999      to December 31, 1998      to December 31, 1999
------------------------------------------------------------------------------------------------------

Cash provided by (used in):

Operating activities:
   Loss for the period            $   (98,991)   $              (26,710)   $             (125,701)
   Increase in prepaid expenses          (126)                     --                        (126)
   Increase in accounts payable        17,037                     9,261                    26,298
   ---------------------------------------------------------------------------------------------------
                                      (82,080)                  (17,449)                  (99,529)

Financing activities:
   Issuance of capital stock          100,000                    11,000                   111,000
   Advances to (from)
     parent company                    (7,696)                    6,910                      (786)
   ---------------------------------------------------------------------------------------------------
                                       92,304                    17,910                   110,214
------------------------------------------------------------------------------------------------------

Increase in cash                       10,224                       461                    10,685

Cash, beginning of period                 461                      --                        --

------------------------------------------------------------------------------------------------------
Cash, end of period               $    10,685    $                  461    $               10,685
------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

ALPHACOM CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)

Notes to Financial Statements (continued)
(Expressed in U.S. dollars)

Period from December 15, 1997 (date of incorporation) to December 31, 1999, year ended December 31, 1999 and period from December 15, 1997 to December 31, 1998

--------------------------------------------------------------------------------

The Company was incorporated under the laws of the State of Delaware on December 15, 1997 and is a development stage marketing distribution company operating in the specialty publishing business.

1.       Going concern:

         These financial statements have been prepared on a going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of business. The Company incurred a net loss of $98,991 for 1999 and has a working capital deficiency at December 31, 1999. The application of the going concern concept is dependent on the Company's ability to generate future profitable operations and/or obtain additional financing to fund future operations. Management is of the opinion that sufficient working capital will be obtained from operations and external financing will be obtained to meet the Company's liabilities and commitments as they become due. If the going concern assumption were not appropriate for these financial statements, then adjustments would be necessary to the carrying values of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used.

2.       Use of estimates:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. Actual results could differ from those estimates.

3.       Advances to/from parent company:

         Advances to/from parent company are non-interest bearing with no specific date of repayment.

ALPHACOM CORPORATION
(A DEVELOPMENT STAGE ENTERPRISE)

Notes to Financial Statements (continued)
(Expressed in U.S. dollars)

Period from December 15, 1997 (date of incorporation) to December 31, 1999, year ended December 31, 1999 and period from December 15, 1997 to December 31, 1998
--------------------------------------------------------------------------------

4. Capital stock:

         -----------------------------------------------------------------------
                                             1999            1998
         -----------------------------------------------------------------------

         Issued:
            11,100,000 common shares
              (1998 - 11,000,000)        $  111,000        $  11,000
         -----------------------------------------------------------------------

         Upon incorporation, the Company issued 11,000,000 common shares for proceeds of $11,000.

         On April 13, 1999, the Company issued $100,000 of common shares to qualified investors pursuant to the offering exemptions from registration with the Securities and Exchange Commission in the United States provided by Regulation D, Rule 504, of the 1933 Securities Act.

5.       Fair value of financial instruments:

         The fair value of cash and accounts payable approximate their carrying values. The fair value of advances to/from parent company are not determinable due to their related party nature.

6.       Income taxes:

         The provision for income taxes differs from the amount computed by applying the combined federal and state income tax rate of 44.6% to the loss before income taxes as a result of the non-recognition of the tax benefit of losses.