Form 10QSB
period 2000-03-31
ALPHACOM CORP
filed 2000-05-31
CIK 1084899

      As filed with the Securities and Exchange Commission on May   , 2000

--------------------------------------------------------------------------------
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                -----------------
                                   FORM 10-QSB
                                -----------------


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _________ to
         _________

Commission file number: 0-26703



                                -----------------
                              ALPHACOM CORPORATION
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)
                                -----------------

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


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.       Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of May 30, 2000, there were approximately 11,100,000 shares of the Company's Common Stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [ ] No [X]

                                TABLE OF CONTENTS

TABLE OF CONTENTS

PART I

      ITEM 1            FINANCIAL STATEMENTS

                        Balance Sheet as of March 31, 2000

                        Statement of Retained Earnings for the three months
                              ended March 31, 2000, for the three months ended March 31, 1999 and from inception to March 31, 2000

                        Statement of Operations for the three months ended March
                              31, 2000, for the three months ended March 31, 1999 and from inception to March 31, 2000

                        Statement of Cash Flow for the three months ended March
                              31, 2000, for the three months ended March 31, 1999 and from inception to March 31, 2000

                        Notes to Financial Statements

      ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS

PART II

      ITEM 1            LEGAL PROCEEDINGS

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              ALPHACOM CORPORATION
                        (A Development Stage Enterprise)
                          INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2000

                              ALPHACOM CORPORATION
                        (A Development Stage Enterprise)
                              INTERIM BALANCE SHEET
                                   (Unaudited)
                                 March 31, 2000

                                     ASSETS

                                                                                  2000            1999
                                                                                  ----            ----
Bank                                                                         $     263       $      --
Loan Receivable                                                                     --           4,000
Advances To Parent Company                                                       3,535              --
Subscription Receivable                                                            --           91,000
                                                                             ---------       ---------
                                                                             $   3,799       $  95,000

CAPITAL ASSETS                                                                     475              --
                                                                             ---------       ---------
                                                                             $   4,274       $  95,000
                                                                             =========       =========

                                                       LIABILITIES

Bank Indebtedness                                                            $      --       $     140
Accounts Payable and Accrued Liabilities                                        44,087           9,106
Advances From Parent Company                                                        --           3,215
                                                                             ---------       ---------
                                                                                44,087          12,461
                                                                             =========       =========

                                                   SHAREHOLDERS' EQUITY

Capital Stock

Authorized                49,990,000 common shares, no par value
                          10,000 preferred shares, par value $0.001

Issued                    11,100,000 Common Shares                             111,000         111,000

Retained Earnings (Deficit)                                                   (150,814)        (28,461)
                                                                             ---------       ---------
                                                                               (39,814)         82,539
                                                                             ---------       ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $   4,274       $  95,000
                                                                             =========       =========

                              ALPHACOM CORPORATION
                        (A Development Stage Enterprise)
                INTERIM STATEMENT OF RETAINED EARNINGS (DEFICIT)
                                   (Unaudited)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                                    Three Months     Three Months Ended             Period From
                                                     Ended March            Ended March             December 15,
                                                        31, 2000               31, 1999            1997 to March
                                                                                                        31, 2000
                                               -------------------   --------------------   ---------------------
Retained Earnings (Deficit), beginning of the
period                                                  (125,701)               (26,710)                       -

Net Income (loss) for the
period                                                   (25,112)                (1,751)               (150,814)


                                               -------------------   --------------------   ---------------------
Retained Earnings (Deficit), end of the
period                                                  (150,814)               (28,461)               (150,814)
                                               ===================   ====================   =====================

                              ALPHACOM CORPORATION
                        (A Development Stage Enterprise)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                                                    Three Months          Three Months              Period From
                                                                 Ended March 31,       Ended March 31,          December 15, 1997
                                                                           2000                   1999          To March 31, 2000
                                                                ------------------  --------------------     --------------------
OPERATING ACTIVITIES
              Net Income (Loss)                                       $  (25,112)          $    (1,751)           $   (150,814)
              Increase (decrease) in accounts payable                      17,789                 (155)                 44,087
              Decrease in Subscription Receivable                               -              (91,000)                      -
              Decrease in Prepaid Expenses                                    126                    -                       -
                                                                ------------------  --------------------    --------------------
                                                                          (7,197)              (92,906)               (106,727)
                                                                ------------------  --------------------    --------------------
INVESTING ACTIVITIES
              Increase in Loans Receivable                                      -               (4,000)                      -
              Acquisition of Capital Assets                                 (475)                     -                   (475)
                                                                ------------------  --------------------    --------------------
                                                                            (475)               (4,000)                   (475)
                                                                ------------------  --------------------    --------------------

FINANCING ACTIVITIES
              Issuance of Capital Stock                                         -               100,000                111,000
              Advances To/From Parent Company                             (2,749)               (3,695)                 (3,534)
                                                                ------------------  --------------------    --------------------
                                                                          (2,749)                96,305                107,466
                                                                ------------------  --------------------    --------------------
Change in Cash (Bank Indebtedness)                                       (10,421)                 (601)                    264

Cash - Beginning of period                                                 10,685                   461                      -
                                                                ------------------  --------------------    --------------------
Cash (Bank Indebtedness) - End of period                                  $   264             $   (140)               $    264
                                                                ==================  ====================    ====================

                              ALPHACOM CORPORATION
                        (A Development Stage Enterprise)
                         INTERIM STATEMENT OF OPERATIONS
                                   (Unaudited)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                                            Three Months     Three Months Ended             Period From
                                                             Ended March            Ended March             December 15,
                                                                31, 2000               31, 1999            1997 to March
                                                                                                                31, 2000
                                                       -------------------   --------------------   ---------------------
REVENUE
      Sales                                                   $      --             $      --             $      --

COST OF SALES
      Cost of Sales and Direct Costs                                 --                    --                    --
                                                              ---------             ---------             ---------
GROSS PROFIT                                                  $      --             $      --             $      --
                                                              ---------             ---------             ---------


EXPENSES

      General and Administrative                              $   8,777             $   1,186             $  68,277
      Management Services                                         1,500                    --                34,500
      Professional Fees and Shareholder Services                 14,836                   565                48,038
                                                              ---------             ---------             ---------
                                                              $  25,112             $   1,751             $ 150,814
                                                              ---------             ---------             ---------

NET INCOME (LOSS) BEFORE INCOME
TAXES
Income Taxes                                                    (25,112)               (1,751)             (150,814)
      Current (Recovery)                                             --                    --                    --
                                                              ---------             ---------             ---------

NET INCOME (LOSS) FOR THE PERIOD                              $ (25,112)            $  (1,751)            $(150,814)
                                                              =========             =========             =========


Loss per Shares - Basic                                       $  (0.002)            $  (0.000)            $  (0.014)
                                                              =========             =========             =========

Earnings per Shares - Fully Diluted                           $  (0.002)            $  (0.000)            $  (0.014)
                                                              =========             =========             =========

                              ALPHACOM CORPORATION
                        (A Development Stage Enterprise)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2000

NOTE 1.   STATEMENT OF INFORMATION FURNISHED

      The accompanying unaudited interim financial statements of AlphaCom Corporation (the "Company") have been prepared in accordance with Form 10QSB instructions and in the opinion of management contains all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2000, and the results of its operations and cash flows for the three month ended March 31, and for the period December 15, 1997 (inception) to March 31, 2000. These results have been determined on the basis of generally accepted accounting principles and practices and applied consistently with those used in the preparation of the Company's 1999 financial statements.

      Certain information and footnote disclosures normally included in the financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's 1999 financial statements.

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

                                               ALPHACOM CORP.

Date: May 30, 2000                             By: \s\ Michael P. Kraft
      ------------                                 ----------------------------
                                                       Michael P. Kraft
                                                       President, CEO, Secretary



Date: May 30, 2000                         By: \s\ Khurram Qureshi
      ------------                             -------------------
                                                      Khurram Qureshi
                                                      Chief Financial Officer