Form 10QSB
period 2000-06-30
ALPHACOM CORP
filed 2000-08-29
CIK 1084899

    As filed with the Securities and Exchange Commission on August 29, 2000
--------------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------
                                   FORM 10-QSB
                              --------------------

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.
                                           --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934. For the transition period from _________ to _________

Commission file number: 0-26703
                        -------

                              --------------------
                              ALPHACOM CORPORATION
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)
                              --------------------

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [] No [ X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of August 29, 2000, there were approximately 11,100,000 shares of the Company's Common Stock issued and outstanding.

Transitional Small Business Disclosure Format:       Yes [ ] No [X]

                                TABLE OF CONTENTS

TABLE OF CONTENTS

PART I
         ITEM 1            FINANCIAL STATEMENTS

                           Balance Sheet as of June 30, 2000

                           Statement of Retained Earnings for the six
                                    months ended June 30, 2000, for the
                                    six months ended June 30, 1999 and
                                    from inception to June 30, 2000

                           Statement of Operations for the six months
                                    ended June 30, 2000, for the six
                                    months ended June 30, 1999 and from
                                    inception to June 30, 2000

                           Statement of Cash Flow for the six months
                                    ended June 30, 2000, for the six
                                    months ended June 30, 1999 and from
                                    inception to June 30, 2000

                           Notes to Financial Statements

         ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS

PART II

         ITEM 1            LEGAL PROCEEDINGS

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              ALPHACOM CORPORATION
                        (A Development Stage Enterprise)
                          INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2000



                                 INDEX

                                                               Page
                                                               ----

       Interim Financial Statements:

       Balance Sheet                                            I

       Statement of Retained Earnings (Deficit)                 II

       Statement of Operations (Loss)                          III

       Statement of Cash Flows                                  IV

       Notes to Financial Statements                            V

                                                   ALPHACOM CORPORATION
                                             (A Development Stage Enterprise)
                                                   INTERIM BALANCE SHEET
                                                        (Unaudited)
                                                       June 30, 2000

                                                          ASSETS

                                                                                                   2000                1999
                                                                                                   ----                ----

Bank                                                                                           $  3,461            $ 37,231
Loan Receivable                                                                                                       4,000
                                                                                                      -

                                                                                        ----------------    ----------------
                                                                                               $  3,461            $ 41,231

CAPITAL ASSETS                                                                                      475                   -

                                                                                        ----------------    ----------------
                                                                                                $ 3,936             $41,231
                                                                                        ================    ================


                                                        LIABILITIES

Accounts Payable and Accrued Liabilities                                                         40,832               1,819
Advances From Parent Company                                                                     17,465               3,214
                                                                                        ----------------    ----------------
                                                                                                 58,296               5,033
                                                                                        ================    ================


                                                   SHAREHOLDERS' EQUITY

Capital Stock

Authorized                49,990,000 common shares, par value $0.001
                          10,000 preferred shares, par value $0.001

Issued                    11,100,000 Common Shares                                               11,100              11,100
Additional Paid in Capital                                                                       99,900              99,900

Retained Earnings (Deficit)                                                                   (165,360)            (74,802)

                                                                                        ----------------    ----------------
                                                                                               (54,360)              36,198
                                                                                        ----------------    ----------------

                                    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 3,936             $41,231
                                                                                        ================    ================

                              ALPHACOM CORPORATION
                        (A Development Stage Enterprise)
                INTERIM STATEMENT OF RETAINED EARNINGS (DEFICIT)
                                   (Unaudited)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000




                                                                                                                Period From
                                                                Six Months Ended       Six Months Ended      December 15, 1997
                                                                  June 30, 2000          June 30, 1999       To June 30, 2000
                                                                  -------------          -------------       ----------------

       Retained Earnings (Deficit), beginning of the period           (125,701)               (26,710)                       -


       Net Income (loss) for the period                               (39,659)               (48,092)               (165,360)



                                                             -------------------   --------------------   ---------------------
       Retained Earnings (Deficit), end of the period                 (165,360)               (74,802)               (165,360)
                                                             ===================   ====================   =====================


                              ALPHACOM CORPORATION
                        (A Development Stage Enterprise)
                         INTERIM STATEMENT OF OPERATIONS
                                   (Unaudited)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000



                                                                                                                Period From
                                                        Six Months Ended          Six Months Ended        December 15, 1997
                                                           June 30, 2000             June 30, 1999         To June 30, 2000
                                                           -------------             -------------     --------------------

REVENUE

      Sales                                                     $        -               $        -             $          -

COST OF SALES

      Cost of Sales and Direct Costs                                     -                        -                        -

                                                       --------------------    ---------------------   ----------------------

GROSS PROFIT                                                    $        -               $        -             $          -
                                                       --------------------    ---------------------   ----------------------


EXPENSES

      General and Administrative                                $   16,104               $   25,880             $     75,603
      Management Services                                            3,000                   15,000                   36,000
      Professional Fees and Shareholder Services                    20,555                    7,212                   53,757
                                                       --------------------    ---------------------   ----------------------
                                                                $   39,659               $   48,092             $    165,360
                                                       --------------------    ---------------------   ----------------------

NET INCOME (LOSS) BEFORE INCOME TAXES                             (39,659)                 (48,092)                (165,360)

Income Taxes
      Current ( Recovery )                                               -                        -                        -

                                                       --------------------    ---------------------   ----------------------

NET INCOME (LOSS) FOR THE PERIOD                               $  (39,659)              $  (48,092)             $  (165,360)
                                                       ====================    =====================   ======================

Loss per Shares - Basic                                        $   (0.004)              $   (0.004)              $   (0.015)
                                                       ====================    =====================   ======================

Earnings per Shares- Fully Diluted                             $   (0.004)              $   (0.004)              $   (0.015)
                                                       ====================    =====================   ======================

                              ALPHACOM CORPORATION
                        (A Development Stage Enterprise)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000


                                                                             Six Months           Six Months           Period From
                                                                             Ended June           Ended June      December 15, 1997
                                                                               30, 2000             30, 1999      To June 30, 2000
                                                                             ----------       --------------     -----------------
OPERATING ACTIVITIES

              Net Income (Loss)                                            $  (39,659)          $ (48,092)           $ (165,360)

              Increase (decrease) in accounts payable                           14,534             (7,442)                40,832
              Prepaid Expenses                                                     126                   -                     -
                                                                  ---------------------   -----------------  --------------------
                                                                              (24,999)            (55,534)             (124,528)
                                                                  ---------------------   -----------------  --------------------

INVESTING ACTIVITIES
              Increase in Loans Receivable / Payable                                 -             (4,000)                     -
              Acquisition of Capital Assets                                      (475)                   -                 (475)
                                                                  ---------------------   -----------------  --------------------
                                                                                 (475)             (4,000)                 (475)
                                                                  ---------------------   -----------------  --------------------

FINANCING ACTIVITIES
              Issuance of Capital Stock                                             -              100,000               111,000

              Advances To/From Parent Company                                  18,251              (3,695)                17,465
                                                                  ---------------------   -----------------  --------------------
                                                                                18,251              96,305               128,465
                                                                  ---------------------   -----------------  --------------------


Change in Cash (Bank Indebtedness)                                             (7,224)              36,771                 3,461

Cash - Beginning of period                                                      10,685                 461                     -
                                                                  ---------------------   -----------------  --------------------

Cash (Bank Indebtedness) - End of period                                   $     3,461          $   37,232           $     3,461
                                                                  =====================   =================  ====================

                              ALPHACOM CORPORATION
                        (A Development Stage Enterprise)
                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2000

1.  Company

         The company was incorporated under the laws of the State of Delaware on December 15, 1997 and is a development stage marketing distribution company operating in the specialty publishing business.

2.  Advances From Related Company

         Advances from related company are non-interest bearing with no specific date of repayment.

3.  Capital Stock

Issued upon incorporation:
11,000,000 common shares                                              $11,000

Issued during the period:
100,000 common shares                                                     100

------------------------------------------------------------------------------
11,100,000 Common Shares                                              $11,100
------------------------------------------------------------------------------

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

                                   ALPHACOM CORPORATION

Date:    August 29, 2000           By:  \s\  Michael P. Kraft
     -------------------               --------------------------------
                                             Michael P. Kraft
                                             President, CEO, Secretary



Date:    August 29, 2000           By:  \s\ Khurram Qureshi
     -------------------               --------------------
                                            Khurram Qureshi
                                            Chief Financial Officer