Form 10QSB
period 2000-09-30
ALPHACOM CORP
filed 2000-11-15
CIK 1084899

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000

                         Commission file number 0-22245

                              ALPHACOM CORPORATION
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                  Delaware                            98-0206030
         (State or Other Jurisdiction of          (I.R.S. Employer
         Incorporation or Organization)           Identification No.)

        151 Bloor Street West, Suite 890, Toronto, Ontario Canada M5S-1S4
                    (Address of Principal Executive Offices)

                                  (416)927-7000
                (Issuer's Telephone Number, Including Area Code)

                                       N/A
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of November 13, 2000, 11,100,000 shares of Common Stock, par value $0.001 per share, were issued and outstanding.

         Transitional Small Business Disclosure Format (check one):

Yes [ ]   No [X]

                                Table of Contents

                                                                                  Page
Part I. FINANCIAL INFORMATION........................................................1

        Item 1.   Financial Statements
                  Balance Sheet as of September 30, 2000 and
                  September 30, 1999 (Unaudited).....................................2

                  Statements of Retained Earnings for the
                  Nine Months and Three Months Ended September 30, 2000 and
                  September 30, 1999 (Unaudited).....................................3

                  Statements of Cash Flows for the Nine Months and
                  Three Months Ended September 30, 2000 and
                  September 30, 1999 (Unaudited).....................................4

                  Statements of Operations for the
                  Nine Months and Three Months Ended September 30, 2000 and
                  September 30, 1999 (Unaudited).....................................5

                  Notes to Financial Statements (unaudited)..........................6

        Item 2.   Management's Discussion and Analysis or Plan of
                  Operation...... ...................................................7

Part II. OTHER INFORMATION...........................................................7

        Item 2.   Changes in Securities and Use of Proceeds..........................7

        Item 6.   Exhibits and Reports on Form 8-K...................................7

Signatures...........................................................................7

PART I...FINANCIAL INFORMATION

ITEM 1...FINANCIAL STATEMENTS

                              ALPHACOM CORPORATION

                              INTERIM BALANCE SHEET
                                   (Unaudited)
                               SEPTEMBER 30, 2000
                                     ASSETS

                                                                      2000         1999
                                                                      ----         ----
Bank                                                                 $ 504     $ 30,917
Loan Receivable                                                          -        4,000

                                                                 ----------    ---------
                                                                     $ 504     $ 34,917

CAPITAL ASSETS                                                         475            -

                                                                 ----------    ---------
                                                                     $ 979     $ 34,917
                                                                 ==========    =========


                                   LIABILITIES

Accounts Payable and Accrued Liabilities                            44,511       12,699
Advances From Parent Company                                        17,715        3,214
                                                                 ----------    ---------
                                                                    62,225       15,913
                                                                 ==========    =========


                              SHAREHOLDERS' EQUITY

CAPITAL STOCK

Authorized     49,990,000 common shares, par value $0.001
               10,000 preferred shares, par value $0.001

Issued         11,100,000 Common Shares                             11,000       11,000
Additional Paid in Capital                                         100,000      100,000

Retained Earnings (Deficit)                                       (172,246)     (91,996)

                                                                 ----------    ---------
                                                                   (61,246)      19,004
                                                                 ----------    ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 979     $ 34,917
                                                                 ==========    =========

                              ALPHACOM CORPORATION

                INTERIM STATEMENT OF RETAINED EARNINGS (DEFICIT)
                                   (Unaudited)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                                THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                    SEPTEMBER 30        SEPTEMBER 30
                                                                ------------------- --------------------
                                                                    2000      1999       2000      1999
                                                                    ----      ----       ----      ----
       Retained Earnings (Deficit), beginning of the period     (165,360)  (74,802)  (125,701)  (26,710)

       Net Income (loss) for the period                           (6,886)  (17,194)   (46,545)  (65,286)



                                                                ---------  -------- ---------- ---------
       Retained Earnings (Deficit), end of the period           (172,246)  (91,996)  (172,246)  (91,996)
                                                                =========  ======== ========== =========

                              ALPHACOM CORPORATION

                         INTERIM STATEMENT OF OPERATIONS
                                   (Unaudited)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                      THREE MONTHS ENDED       NINE MONTHS ENDED
                                                         SEPTEMBER 30            SEPTEMBER 30
                                                   ----------------------  ------------------------
                                                        2000        1999        2000          1999
                                                        ----        ----        ----          ----
REVENUE
      Sales                                        $ 194,667         $ -   $ 194,667           $ -

COST OF SALES
      Cost of Sales and Direct Costs                 164,223           -     164,223             -

                                                   ----------  ----------  ----------    ----------

GROSS PROFIT                                        $ 30,444         $ -    $ 30,444           $ -
                                                   ----------  ----------  ----------    ----------


EXPENSES

      General and Administrative                     $ 3,685     $ 2,963    $ 19,789      $ 13,843
      Management Services                             24,000           -      27,000        30,000
      Professional Fees and Shareholder Services       9,645      14,231      30,200        21,443
                                                   ----------  ----------  ----------    ----------
                                                    $ 37,330    $ 17,194    $ 76,989      $ 65,286
                                                   ----------  ----------  ----------    ----------

NET INCOME (LOSS) BEFORE TAXES                        (6,886)    (17,194)    (46,545)      (65,286)
Income Taxes
      Current ( Recovery )                                 -           -           -             -
                                                   ----------  ----------  ----------    ----------

NET INCOME (LOSS) FOR THE PERIOD                    $ (6,886)  $ (17,194)  $ (46,545)    $ (65,286)
                                                   ==========  ==========  ==========    ==========


Loss per Shares - Basic                             $ (0.001)   $ (0.002)   $ (0.004)     $ (0.006)
                                                   ==========  ==========  ==========    ==========

Earnings per Shares- Fully Diluted                  $ (0.001)   $ (0.002)   $ (0.004)     $ (0.006)
                                                   ==========  ==========  ==========    ==========

                              ALPHACOM CORPORATION

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                   SEPTEMBER 30              SEPTEMBER 30
                                                              ----------------------   ----------------------
                                                                  2000         1999         2000        1999
                                                                  ----         ----         ----        ----
OPERATING ACTIVITIES

              Net Income (Loss)                               $ (6,886)   $ (17,194)   $ (46,545)  $ (65,286)

              Increase (decrease) in accounts payable            3,679       10,881       18,213        (563)
              Prepaid Expenses                                       -            -          126           -

                                                              ---------   ----------   ----------  ----------
                                                                (3,207)      (6,313)     (28,206)    (65,849)
                                                              ---------   ----------   ----------  ----------

INVESTING ACTIVITIES
              Increase in Loans Receivable / Payable                 -            -            -           -
              Acquisition of Capital Assets                          -            -         (475)          -
                                                              ---------   ----------   ----------  ----------
                                                                     -            -         (475)          -
                                                              ---------   ----------   ----------  ----------

FINANCING ACTIVITIES
              Issuance of Capital Stock                              -            -            -     100,000
              Advances To/From Parent Company                      250            -       18,501      (3,695)
                                                              ---------   ----------   ----------  ----------
                                                                   250            -       18,501      96,305
                                                              ---------   ----------   ----------  ----------


Change in Cash (Bank Indebtedness)                              (2,957)      (6,313)     (10,181)     30,456

Cash - Beginning of period                                       3,461       37,230       10,685         461
                                                              ---------   ----------   ----------  ----------

CASH (BANK INDEBTEDNESS) - END OF PERIOD                         $ 504     $ 30,917        $ 504    $ 30,917
                                                              =========   ==========   ==========  ==========

                              ALPHACOM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               SEPTEMBER 30, 2000

1.  COMPANY

              The company was incorporated under the laws of the State of Delaware on December 15, 1997 and is a marketing distribution company operating in the specialty publishing business.

2.  ADVANCES FROM RELATED COMPANY

              Advances from related company are non-interest bearing with no specific date of repayment.

3.  CAPITAL STOCK

              Issued upon incorporation:

              11,000,000 common shares                              $ 11,000
              Issued during the period:
              100,000 common shares                                  100,000
              ---------------------------------------------------------------
              11,100,000 Common Shares                             $ 111,000
              ---------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL.

         The Company was organized on December 15, 1997 under the laws of the State of Delaware. The Company was formed for the express purpose of operating in the specialty publishing business within the United States marketplace.

         The Company will have to raise additional funds in the next twelve months. Currently, the Company is funded through cash advances from its directors and officers. There are no specific terms for repayment. In September 2000, the Company commenced trading on the Over The Counter Bulletin Board under the symbol "AHMC". The Company is currently seeking to raise $500,000 to $900,000 through a private placement.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS.

         This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our plans, objectives, expectations and intentions. Although we believe the statements and projections are based upon reasonable assumptions, actual results may differ from those that we have projected.

                                     PART II

                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  No exhibits are included herein.

(b) No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHACOM CORP.

Date:  November 14, 2000            By: \s\ Michael P. Kraft
                                        ----------------------------------
                                            Michael P. Kraft,
                                            President, CEO, Secretary



Date: November 14, 2000             By: \s\ Khurram Qureshi
                                        ---------------------
                                            Khurram Qureshi,
                                            Chief Financial Officer