Form 10KSB
period 2000-12-31
ALPHACOM CORP
filed 2001-04-16
CIK 1084899

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

      [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2000

                             COMMISSION FILE NUMBER
                                     0-26703

                              ALPHACOM CORPORATION
           (Exact name of the registrant as specified in its charter)

                        DELAWARE                            98-0206030
             (State or other jurisdiction of             (I.R.S. Employer
             Incorporation or organization)             Identification No.)

                              151 BLOOR STREET WEST
                                    SUITE 890
                                TORONTO, ONTARIO
                                 CANADA M5S-1S4
                    (Address of principal executive offices)

                                 (416) 927-7000
                         (Registrant's telephone number)

    SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT: NONE

        SECURITIES REGISTERED PURSUANT SECTION 12(g) OF THE EXCHANGE ACT:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [ ] No [X]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

         Issuer's revenues for the fiscal year ended December 31, 2000: $0.

         As at April 12, 2001, approximately 44,400,000 shares of Common Stock of the issuer were outstanding and the aggregate market value of the voting common stock held by non-affiliates, was approximately $____________.

         Transitional Small Business Disclosure Format: Yes [ ] No [X]

         Documents incorporated by reference: NONE

                                Table of Contents

                                                                            Page

PART I.........................................................................1
   Item 1.  DESCRIPTION OF BUSINESS............................................1
   Item 2.  DESCRIPTION OF PROPERTY............................................3
   Item 3.  LEGAL PROCEEDINGS..................................................3
   Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................3
PART II........................................................................3
   Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........4
   Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........4
   Item 7.  FINANCIAL STATEMENTS...............................................4
   Item 8.  CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE.........................................6
PART III......................................................................14
   Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
              PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT......14
   Item 10. EXECUTIVE COMPENSATION............................................14
   Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....16
   Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................17
   Item 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K...........................18

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Report discuss future expectations, contain projections of results of operations or financial condition or state other "forward-looking" information. Those statements include statements regarding the intent, belief or current expectations of the Company and its management team. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. These risks and uncertainties include but are not limited to, those risks and uncertainties set forth in this Report. In light of the significant risks and uncertainties inherent in the forward-looking statements included in this Report, the inclusion of such statements should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

                                     PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

         AlphaCom Corporation ("AlphaCom" or alternatively, the "Company"), a Delaware Corporation, incorporated in 1997, is a marketing distribution Company operating in the distribution of software programs to assist non-English speaking students in learning English for the world market excluding the Peoples Republic of China. The Company has withdrawn from the specialty publishing business at the end of 2000. The Company's primary focus is partnering with software distributors to build the educational English Language Learning software distribution business through multiple channels.

         The Company maintains its executive offices at 151 Bloor Street West, Suite 809, Toronto, Ontario, Canada, M5S-1S4. The Company is a subsidiary of Lingo Media Inc. ("LMI") formerly Alpha Communications Corp., which is located at 151 Bloor Street West, Suite 809, Toronto, Ontario, Canada M5S-1S4. AlphaCom Corporation intends to establish a software distribution business by implementing a marketing plan in the world market excluding The Peoples Republic of China.

         The Company was incorporated in December 1997 for the express purpose of assembling the capital and management resources required to duplicate the strategy of LMI, as regards to the specialty publishing business in the United States marketplace.

         The Company was devoted to promotional publishing, which is the publishing and production of pre-existing books licensed to LMI and sold to customers and original books created by LMI and sold to customers. It also included other publishing products for use by consumer product and service providers as premiums to support sales-generating consumer offers. As at December 31, 2000, the Company has changed its focus from sales of promotional publications to distribution and marketing of English language learning software programs.

         To date, the Company (i) has defined the market opportunities for the Company in the educational language learning software distribution business; (ii) is in the process of assembling a staff with knowledge and experience in the software distribution industry.

PRODUCTS AND PRODUCTS STRATEGY

         The Company's strategy is to establish distribution rights and strategic relationships with distributors of educational software and educational institutions. To date, The Company has completed a distributor agreement with Eduverse Dot Com to distribute their full suite of products worldwide, except in the Peoples Republic of China.

         The Company intends to further market and distribute the educational software products by actively pursing education ministries in Asia, Europe, Latin America and South America, making the products available to Internet users; and co-branding agreements with web portals, ISPs and PC manufacturers.

MARKETS

         The Company has identified 30 countries that it believes have the largest market potential for its products. The major geographical regions these countries fall into are: Asia Pacific, Latin & South America, North America, Western Europe and the Middle East.

INTELLECTUAL PROPERTY

         Currently the Company does not have or use any of its own trademarks, trade names, or copyrights. The Company intends to file trademark registrations with the United States Patent and Trademark Office to register "English 4 Everyone".

         There can be no assurance that the Company will be able to secure trademark registrations for "English 4 Everyone" for use in the United States or that third parties will not infringe upon or misappropriate the Company's copyrights, trademarks and similar proprietary rights, once they are registered.

STAFFING REQUIREMENTS

         The Company currently maintains a staff of three officers, whom are presently serving on a part-time basis. Such staff is comprised of individuals who have many years of sales, marketing and financial experience. None of these officers are currently paid a salary. Upon additional funding, the Company intends to commence the payment of salaries. Furthermore, upon additional funding, it is expected that the current staff will serve on a full time basis and that additional staff will be employed as needed. To further develop educational software business during the year 2000, commissions in the amount of $15,022 were paid to one of the Company's officers and directors.

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

LIMITED OPERATING HISTORY; HISTORY OF LOSSES:

         The Company incurred a net loss of $53,975 for the year ended December 31, 2000. The Company has had minimal revenue since inception, it has never been profitable and there can be no assurance that, in the future, the Company will be profitable on a quarterly or annual basis. In addition, the Company plans to increase its operating expenses to expand its sales and marketing operations, fund greater levels of research and development broaden its customer support capabilities and increase its administration resources. In view of the rapidly evolving nature of the Company's business, markets and limited operating history, the Company believes that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

The auditors' report of KPMG LLP covering the December 31, 2000, financial statements contains an explanatory paragraph that states that the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concerns. The financial statements do not include any adjustments that might result from the outcome of that uncertainly.

NEED FOR ADDITIONAL FINANCING

         The Company has accumulated losses of $179,676 since it began operations in December 1997 and will require additional working capital to complete its business development activities and generate revenue adequate to cover operating and further marketing expenses. The Company incurred a loss of $53,975 for the year ended December 31, 2000, and as of December 31, 2000 had a working capital deficiency of $69,056. Management recognizes that the Company must obtain additional financial resources by raising capital from shareholders or other sources or consider a reduction in operating costs to enable it to continue operations with available resources. However, no assurances can be given that the Company will be successful in raising additional capital.


ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company maintains offices at 151 Bloor Street West, Suite 890, Toronto, Ontario Canada M5S 1S4

         Beginning July 1, 1999, the Company entered into a month-to-month, oral lease with LMI at the rate of $750 per month.

ITEM 3.  LEGAL PROCEEDINGS.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                    PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock, par value $0.001 per share (the "Common Stock"), is traded in the "pink sheets" in the over-the-counter market under the symbol "AHMC". On April 12, 2001, the closing bid price of the Common Stock was $4.20 per share. The Common Stock is traded sporadically and no established liquid trading market currently exists therefor.

         As of April 12, 2001, there were approximately 50 holders of record of the Common Stock.

DIVIDEND POLICY

         The Company has not paid any cash dividends on the Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any earnings which it may realize in the foreseeable future to finance its operations.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

LIQUIDITY AND CAPITAL RESOURCES

                                                   Fiscal
                                            ---------------------
                                              2000         1999
                                            ---------------------
Total current assets                            213       11,597
Total current liabilities                    69,269       26,298
                                            ---------------------
Working capital deficiency                  (69,056)     (14,701)
                                            ---------------------

         Working capital decreased by $54,335 from December 31, 1999 to December 31, 2000. Cash and equivalents decreased by $10,472 over the same period. The decrease in cash and cash equivalents was substantially due to the use of cash for operating activities.

         As at the end of December 31, 2000, the Company had no outstanding debt other than customary trade payables and advances from Lingo Media Inc., the parent company, in the amount of $20,221.

REVENUE AND GROSS PROFIT

         As at December 31, 2000, the Company earned revenues in the amount of $194,667, representing company's promotional publishing division's revenue. The Company earned a gross profit of $30,444, 16% of revenue.

GENERAL AND ADMINISTRATIVE EXPENSES

         The Company's general and administrative expenses decreased from $98,991 to $84,419, a decrease of 15% over 1999. General and administrative expenses represents office expenses, premises costs, management and professional fees. The decrease in general and administrative expenses is primarily due to decrease in profession fees. In 2000, general and administrative expenses represent 43% of revenue.

NET LOSS

         The Company's net loss decreased from $98,991 in fiscal year 1999 to $53,975 in fiscal year 2000 due to the sales activities in 2000 and a gross profit of $30,444 and a decrease in general and administrative expenses incurred during the year.

INFLATION

         Although the Company believes that inflation has not had a material adverse effect on the results of the operations to date, any increase in costs to the Company could affect the net income or loss of the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

         On December 3, 1999, the staff of the SEC published Staff Accounting Bulletin 101, "Revenue Recognition," ("SAB 101") to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company's policy of revenue recognition is consistent with this bulletin.

         In June 2000, the FASB issued SFAS 138, "Accounting for Certain Hedging Activities", which amended Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", Statement 138 must be adopted concurrently with the adoption of Statement 133. The Company will be required to adopt these statements for the year ending December 31, 2001. Statements 133 and 138 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because we currently hold no derivative financial instruments and do not currently engage in hedging activities, adoption of these Statements is not expected to have a material impact on our financial condition or results of operations.

         In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of Accounting Principles Board Opinion No. 25 ("Opinion 25"). FIN 44 clarifies (a) the definition of "employee" for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 did not have a material impact on our financial position, results of operations or cash flows.

DISCLOSURES REGARDING FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our plans, objectives, expectations and intentions. Although we believe the statements and projections are based upon reasonable assumptions, actual results may differ from those that we have projected.

ITEM 7.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANTS
FINANCIAL STATEMENTS
         Balance Sheet at December 31, 2000 and 1999

         Statements of Operations and Deficit for the Years
           Ended December 31, 2000 and 1999

         Statements of Cash Flows for the Years
           Ended December 31, 2000 and 1999

NOTES TO FINANCIAL STATEMENTS

Auditors' Report
To the Directors of AlphaCom Corporation

We have audited the accompanying balance sheets of AlphaCom Corporation as at December 31, 2000 and 1999 and the related statements of operations and deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2000 and 1999 and the results of its operations and its cash flows for years then ended in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ KPMG LLP

Chartered Accountants

Toronto, Canada
March 20, 2001

AlphaCom Corporation
Balance Sheets
(Expressed in U.S. dollars)

December 31, 2000 and 1999

--------------------------------------------------------------------------
                                                     2000         1999
--------------------------------------------------------------------------

Assets

Current assets:
     Cash                                          $     213    $  10,685
     Prepaid expenses                                     --          126
     Advances to parent company (note 3)                  --          786
--------------------------------------------------------------------------
                                                         213       11,597

Capital assets, net (note 4)                             380           --

--------------------------------------------------------------------------
                                                   $     593    $  11,597
--------------------------------------------------------------------------

Liabilities and Shareholders' Deficiency

Current liabilities:
     Accounts payable                              $  49,048    $  26,298
     Advances from parent company (note 3)            20,221           --
--------------------------------------------------------------------------
                                                      69,269       26,298

     Shareholders' deficiency:
     Capital stock (note 5):
     Authorized:
     49,990,000 common shares, par value $0.0001
     10,000 preferred shares, par value $0.0001
     Issued:
              44,400,000 common shares                11,100       11,100
     Additional paid in capital                       99,900       99,900
     Deficit                                        (179,676)    (125,701)
--------------------------------------------------------------------------
                                                     (68,676)     (14,701)

     Going concern (note 1)

--------------------------------------------------------------------------
                                                   $     593    $  11,597
--------------------------------------------------------------------------

See accompanying notes to financial statements.

AlphaCom Corporation
Statements of Operations and Deficit
(Expressed in U.S. dollars)

Years ended December 31, 2000 and 1999

----------------------------------------------------------------
                                          2000          1999
----------------------------------------------------------------

Revenue                               $   194,667   $        --

Cost of sales                             164,223            --
----------------------------------------------------------------

Gross profit                               30,444            --

General and administrative expenses        84,419        98,991
----------------------------------------------------------------

Loss for the year                          53,975        98,991

Deficit, beginning of year                125,701        26,710

----------------------------------------------------------------
Deficit, end of year                  $   179,676   $   125,701
----------------------------------------------------------------

Loss per share - basic and diluted    $      0.00   $      0.00

----------------------------------------------------------------

Weighted average number of
   shares outstanding                  44,400,000    44,287,123

----------------------------------------------------------------

See accompanying notes to financial statements.

AlphaCom Corporation
Statements of Cash Flows
(Expressed in U.S. dollars)

Years ended December 31, 2000 and 1999

-----------------------------------------------------------------------------
                                                        2000         1999
-----------------------------------------------------------------------------

Operating activities:
     Loss for the year                               $ (53,975)   $ (98,991)
     Item not involving cash:
         Depreciation                                       95           --
     Change in non-cash operating working capital:
         Prepaid expenses                                  126         (126)
         Accounts payable                               22,750       17,037
-----------------------------------------------------------------------------
                                                       (31,004)     (82,080)

Financing activities:
     Issuance of capital stock                              --      100,000
     Advances to (from) parent company                  21,007       (7,696)
-----------------------------------------------------------------------------
                                                        21,007       92,304

Investing activities:
     Additions to capital assets                          (475)          --
-----------------------------------------------------------------------------

Increase (decrease) in cash                            (10,472)      10,224

Cash, beginning of year                                 10,685          461

-----------------------------------------------------------------------------
Cash, end of year                                    $     213    $  10,685
-----------------------------------------------------------------------------

See accompanying notes to financial statements.

AlphaCom Corporation (the "Company") was incorporated under the laws of the State of Delaware on December 15, 1997 and is a marketing distribution company operating in the specialty publishing business.

1.     Going concern:

       These financial statements have been prepared on a going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of business. The Company incurred a net loss of $53,975 for 2000 ($98,991 for 1999) and has a working capital deficiency at December 31, 2000. The application of the going concern concept is dependent on the Company's ability to generate future profitable operations and/or obtain additional financing to fund future operations. Management is of the opinion that sufficient working capital will be obtained from operations and external financing will be obtained to meet the Company's liabilities and commitments as they become due. If the going concern assumption were not appropriate for these financial statements, then adjustments would be necessary to the carrying values of assets and liabilities, the reported revenue and expenses, and the balance sheet classifications used.

2.     Significant accounting policies:

       (a) Use of estimates:

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

       (b) Capital assets:

           Capital assets are stated at cost and are amortized on a declining balance basis over their estimated useful lives. Office equipment is depreciated at a rate of 20%.

       (c) Revenue recognition:

           Revenue from specialty publishing is recognized upon delivery to the customer.

       (d) Income taxes:

           The Company records income taxes using the asset and liability method as required by the Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that are more likely than not to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rates changes are enacted.


3.     Related party transactions:

       Advances to/from parent company are non-interest bearing with no specific date of repayment.

       Details of related party transactions not described elsewhere in financial statements are as follows:

       ------------------------------------------------------------------
                                                  2000            1999
       ------------------------------------------------------------------

       Expenses:
           Management fee                        $28,500         $33,000
           Rent                                    6,750           4,500
           Royalty fee                            14,600               -
           Commission                             15,022               -

       ------------------------------------------------------------------

       Management fee, rent and royalty fee were paid to the parent company and the commission was paid to a company controlled by a director.

4.     Capital assets:

       -------------------------------------------------------------------------
                                                              2000         1999
       -------------------------------------------------------------------------
                                         Accumulated      Net book     Net book
                                Cost    depreciation         value        value
       -------------------------------------------------------------------------

       Office equipment     $    475         $    95      $    380       $    -

       -------------------------------------------------------------------------
4.     Capital assets (continued):

       In 2000, depreciation expense amounted to $95 (1999 - nil).

5.     Capital stock:

       ----------------------------------------------------------------------
                                                  2000             1999
       ----------------------------------------------------------------------

       Issued:
           44,400,000 common shares             $11,100          $11,100

       ----------------------------------------------------------------------

       Upon incorporation, the Company issued 11,000,000 common shares for proceeds of $11,000.

       On April 13, 1999, the Company issued 100,000 common shares for proceeds of $100,000 to qualified investors pursuant to the offering exemptions from registration with the Securities and Exchange Commission in the United States provided by Regulation D, Rule 504, of the 1993 Securities Act. The excess of the proceeds over the par value of the shares issued has been recorded as additional paid in capital.

       In March 2001, the Company completed a four-for-one split of the common shares by way of a stock dividend. In addition, the Company's Certificate of Incorporation was amended to provide that the par value of the Company's common and preferred shares shall be reduced from $0.001 to $0.0001. All historical share and per share information has been restated to reflect the effects of the four-for-one split on a retroactive basis.

6.     Segmented information:

       The Company operates in a single operating segment consisting of specialty publishing. All revenue generated in 2000 was from a single customer located in Canada.

7.     Fair values of financial instruments:

       The fair values of cash and accounts payable approximate their carrying values due to the short-term maturity of these instruments. The fair value of advances to/from parent company are not determinable due to their terms and related party nature.

8.     Income taxes:

       The effective rate of income taxes of nil for 2000 and 1999 differs from the statutory Federal rate due to losses for which no tax benefit has been recorded because it is not more likely than not that such benefits will be realized.

       The tax effects of temporary differences that give rise to future tax assets are as follows:

       -----------------------------------------------------------------------
                                                   2000             1999
       -----------------------------------------------------------------------

       Future income tax assets:
           Net operating loss carry forwards     $ 180,000        $ 126,000
       Valuation allowance                        (180,000)        (126,000)

       -----------------------------------------------------------------------
       Net future income tax assets              $       -        $       -


ITEM 8. CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         The Company has no changes in or disagreements with its accountants since the Company's incorporation.

                                   PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The following table sets forth information concerning each of the directors and executive officers of the Company:

Names                 Age       Position
-----                 ---       --------

Michael P. Kraft      37        President, CEO, Secretary and Director
                                1997 to present

Richard Sherman       38        Executive Vice-President and Director
                                1997 to present

Khurram Qureshi       37        Chief Financial Officer and Director
                                1999 to present

CURRENT OFFICERS AND DIRECTORS

Michael P. Kraft - President, CEO, Secretary and Director. Mr. Kraft co-founded LMI in the fall of 1994 and, as President, CEO, Chairman and Director of LMI, Mr. Kraft is involved in overseeing sales, acquisitions, financing and contract strategy. Mr. Kraft has been involved in the sales promotion marketing industry in Toronto since 1986. He has developed numerous working relationships with clients in the packaged goods, financial services, consumer products, retail petroleum industries, etc., throughout Canada. In August 1990, Mr. Kraft joined Madison Marketing Limited, one of North America's leading specialty book publishers concentrating in the retail gasoline and food services industries in Canada, the United States, and internationally. As Vice-President of Sales & Marketing, Mr. Kraft was involved in the product development process and responsible for that company's sales and marketing efforts.

Richard Sherman - Executive Vice-President and Director. Mr. Sherman is a co-founder and officer of LMI and as Executive Vice-President of AlphaCom Corporation is actively involved in the Company's sales efforts. For the past five years, Mr. Sherman has played a key role in expanding LMI's client base. In Canada, Mr. Sherman has developed relationships with, and sold promotional/premium programs to numerous high-profile accounts including Avon Canada, Hudson's Bay, Molson Breweries, Arby's Canada, Cadbury Chocolate Canada, etc. Prior to his position at LMI, Mr. Sherman managed a variety of sales and marketing activities within the communications industry. He began his career in 1986 at Scotpage Corporation Limited in sales and marketing. During his tenure at Scotpage, he pursued and acquired many new accounts leading to record sales for the company. Additionally, Mr. Sherman was involved in the development and execution of several successful promotional campaigns.

Khurram Qureshi- Chief Financial Officer and Director. Mr. Qureshi has been the Chief Financial Officer of LMI since 1997 and brings to AlphaCom Corporation over ten years of experience in the field of finance and accounting, including experience working for several public companies. Mr. Qureshi graduated from York University (Toronto), with a Bachelors Degree in Administrative Studies and qualified as a Chartered Accountant in 1990. Mr. Qureshi's responsibilities with the Company will include financial administration, control and reporting.

         There are no arrangements or understandings pursuant to which any person has been elected as a director or executive officer of the Company. Directors are elected annually by the stockholders and hold office until the next annual meeting of stockholders or until their respective successors are elected and qualified. Executive officers are elected by the Board of Directors and hold office until their respective successors are elected and qualified. There is no family relationship among any directors or executive officers of the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") requires the Company's executive officers, directors and persons who beneficially own greater than 10% of a registered class of the Company's equity securities to file certain reports ("Section

16 Reports") with the Securities and Exchange Commission with respect to ownership and changes in ownership of the Common Stock and other equity securities of the Company. Based solely on the Company's review of the Section 16 Reports furnished to the Company, all Section 16(a) requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table summarizes all compensation awarded to, earned by, or paid to the President of the Company for services rendered in all capacities to the Company for each of the Company's last three fiscal years. No other executive officer of the Company received total salary and bonus in excess of $100,000 during any of the last three fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                         Annual                                  Long-Term
                                                      Compensation                          Compensation Awards
                                        -----------------------------------------      -----------------------------
        Payouts
                                                                        Other          Securities
Name and                                                                Annual         Underlying       All Other
Principal                               Salary          Bonus        Compensation        Options       Compensation
Position                   Year           ($)            ($)             ($)               (#)             ($)
---------                  ----         ------          -----        ------------      ----------      ------------
Michael P. Kraft           2000            $0           - 0 -            N/A               N/A             N/A
President, CEO &           1999            $0           - 0 -            N/A               N/A             N/A
Secretary                  1998            $0           - 0 -            N/A               N/A             N/A

COMPENSATION OF DIRECTORS

         There is no arrangement for the cash compensation of directors.

EMPLOYMENT AGREEMENTS

         There are currently no employment agreements between the Company and any of its named executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information as of April 12, 2001 with respect to the number of shares of the Common Stock beneficially owned by:
(i) each person known to the Company to be the beneficial owner of more than five percent of the Common Stock; (ii) each of the directors of the Company; and
(iii) all of the directors and executive officers of the Company as a group. Except as otherwise indicated, each such stockholder has sole voting and investment power with respect to the shares beneficially owned by such stockholder. A person is deemed to beneficially own a security if he has or shares the power to vote or dispose of the security or has the right to acquire it within 60 days.

                                  AMOUNT AND NATURE
                                    OF BENEFICIAL               PERCENT OF
NAME AND ADDRESS                      OWNERSHIP                   CLASS
---------------------------------------------------------------------------
LMI (2).......................        11,000,000                   99.1%

Michael P. Kraft (3)..........        11,000,000                   99.1%(6)

Richard Sherman (4)...........        11,000,000                   99.1%(6)

Khurram Qureshi (5) ..........        11,000,000                   99.1%(6)


(1) Beneficial ownership has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended. Generally, a person is deemed to be the beneficial owner of a security if he has the right to acquire voting or investment power within 60 days of the date of this Registration Statement.

(2) The address of LMI, 151 Bloor Street West, Suite 890, Toronto, Ontario, Canada M5S-1S4.

(3) Michael Kraft in addition to being a director and officer of the Company, is also President, CEO , director, a shareholder and an option holder of LMI. The address of Michael Kraft is 107 Mossgrove Trail, Toronto, Ontario,Canada M2L 2W4.

(4) Richard Sherman in addition to being a director and officer of the Company, is also Vice President, a shareholder and an option holder of LMI. The address of Richard Sherman is 74 Mossgrove Trail, Toronto, Ontario, Canada M2L 2W3.

(5) Khurram Qureshi in addition to being a director and officer of the Company, is also Chief Financial Officer and an option holder of LMI. The address of Khurram Qureshi is 60 Geraldton Crescent, Toronto, Ontario, Canada, M2J 2R6.

(6) Deemed to be beneficial owners of the Company's common shares held by LMI as a result of their voting control of such common shares through their respective positions as officers, directors and shareholders of LMI.

-------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Please see "Note 3. Related party transactions" of our Notes to Consolidated Financial Statements above.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

(a)(1)   Financial Statements:

         The following Financial Statements of the Company are included in Part II, Item 7 of this report.

         Report of KPMG LLP, Independent Accountants
         Balance Sheet at December 31, 2000 and 1999

         Statements of Operations for the Years
           Ended December 31, 2000 and 1999

         Statement of Stockholders' Deficiency for the Years Ended December 31, 2000
           and 1999

         Notes to Financial Statements

(a)(2)   Exhibits:

         The following exhibits are included in this report:

 Exhibit                                Description
--------------------------------------------------------------------------------

   2.1 Certificate of Incorporation of the Company (incorporated by reference Company's Form 10-SB filed with the Securities and Exchange Commission on July 14, 1999).

   2.2 Certificate of Incorporation of the Company (incorporated by reference Company's Form 10-SB filed with 2.2 the Securities and Exchange Commission on July 14, 1999).

   2.3 By-Laws of the Company (incorporated by reference Company's Form 10-SB filed with the Securities and 2.3 Exchange Commission on July 14,
         1999).

   4.1 Form of Common Stock Certificate (incorporated by reference Company's Form 10-SB filed with the 4.1 Securities and Exchange Commission on July 14, 1999).


   10.1 Operating Agreement between the Registrant and Alpha Communications Corp., dated December 17, 1998 (incorporated by reference Company's Form 10-SB filed with the Securities and Exchange Commission on July 14, 1999).

--------------------------------------------------------------------------------

(b)      Reports on Form 8-K:

         The Company did not file any reports on Form 8-K during the fourth quarter ended December 31, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ALPHACOM CORPORATION

By:  /s/ Michael P. Kraft
-----------------------------
Michael P. Kraft,
President, CEO and a Director
April 12, 2001

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Michael P. Kraft
----------------------------
Michael P. Kraft
President, CEO and Director                     Dated: April 12, 2001


/s/ Richard Sherman
----------------------------
Richard Sherman
Director                                          Dated: April 12, 2001


/s/ Khurram Qureshi
----------------------------
Khurram Qureshi
CFO and Director                                  Dated:  April 12, 2001