Form 10QSB
period 2001-03-31
ALPHACOM CORP
filed 2001-05-16
CIK 1084899

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

    [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001

                         Commission file number 0-22245

                              ALPHACOM CORPORATION
                              --------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                     Delaware                           98-0206030
         -------------------------------             ----------------
         (State or Other Jurisdiction of             (I.R.S. Employer
          Incorporation or Organization)            Identification No.)

        151 Bloor Street West, Suite 890, Toronto, Ontario Canada M5S-1S4
        -----------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (416) 927-7000
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

                                       N/A
                                       ---
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of May 15, 2001, 44,400,000 shares of Common Stock, par value $0.0001 per share, were issued and outstanding.

         Transitional Small Business Disclosure Format (check one):

Yes [ ] No [X]

                                Table of Contents
                                                                            Page

Part I. FINANCIAL INFORMATION..................................................1

    Item 1. Financial Statements
            Balance Sheet as of March 31, 2001, March 31, 2000 and
            December 31, 2000 (Unaudited)......................................1

            Statements of Retained Earnings for the
            Three Months Ended March 31,2001 and
            March 31, 2000 (Unaudited).........................................2

            Statements of Cash Flows for the
            Three Months Ended March 31, 2001 and
            March 31, 2000 (Unaudited).........................................3

            Statements of Operations for the
            Three Months Ended March 31, 2001 and
            March 31, 2000 (Unaudited).........................................4

            Notes to Financial Statements (unaudited)..........................5

    Item 2. Management's Discussion and Analysis or Plan
            of Operation.......................................................6

Part II. OTHER INFORMATION.....................................................7

    Item 2. Changes in Securities and Use of Proceeds..........................7

    Item 6. Exhibits and Reports on Form 8-K...................................7

Signatures.....................................................................8

PART I.  FINANCIAL INFORMATION

                              ALPHACOM CORPORATION
                           (Expressed in U.S. Dollars)
                              INTERIM BALANCE SHEET
                                   (Unaudited)
                                 MARCH 31, 2001

                                     ASSETS
                                                                                      DECEMBER
                                                           MARCH 2001   MARCH 2000      2000
                                                           ----------   ----------      ----
Bank                                                          $1,309         $264         $213
Advances To Parent Company                                         -        3,535            -
                                                            --------     --------     --------
                                                              $1,309       $3,799         $213
CAPITAL ASSETS                                                   361          475          380
                                                            --------     --------     --------
                                                              $1,670       $4,274         $593
                                                            ========     ========     ========

                                   LIABILITIES

Accounts Payable and Accrued Liabilities                      58,843       44,087       49,048
Advances From Parent Company & Related Parties                26,625            -       20,221
                                                            --------     --------     --------
                                                              85,468       44,087       69,269
                                                            ========     ========     ========
                              SHAREHOLDERS' EQUITY

CAPITAL STOCK
Authorized     49,990,000 common shares, par value $0.0001
               10,000 preferred shares, par value $0.0001
Issued         44,400,000 Common Shares                       11,100       11,100       11,000
Additional paid in Capital                                    99,900       99,900      100,000
Retained Earnings (Deficit)                                 (194,798)    (150,813)    (179,676)
                                                            --------     --------     --------
                                                             (83,798)     (39,813)     (68,676)
                                                            --------     --------     --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $1,670       $4,274         $593
                                                            --------     --------     --------

                              ALPHACOM CORPORATION
                           (Expressed in U.S. Dollars)
                INTERIM STATEMENT OF RETAINED EARNINGS (DEFICIT)
                                   (Unaudited)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001


                                                        THREE MONTHS      THREE MONTHS
                                                     ENDED MARCH 31,   ENDED MARCH 31,
                                                                2001              2000
                                                                ----              ----
Retained Earnings (Deficit), beginning of the period        (179,676)         (125,701)
Net Income (loss) for the period                             (15,122)          (25,112)
                                                        ------------      ------------
Retained Earnings (Deficit), end of the period              (194,798)         (150,813)
                                                        ------------      ------------

                              ALPHACOM CORPORATION
                           (Expressed in U.S. Dollars)
                         INTERIM STATEMENT OF OPERATIONS
                                   (Unaudited)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                                      THREE MONTHS   THREE MONTHS
                                                       ENDED MARCH    ENDED MARCH
                                                          31, 2001       31, 2000
                                                          --------       --------
REVENUE
     Sales                                                $      -       $      -

COST OF SALES
     Cost of Sales and Direct Costs                              -              -
                                                          --------       --------
GROSS PROFIT                                              $      -       $      -
                                                          --------       --------
EXPENSES

     General and Administrative                           $  3,073       $  8,777
     Management Services                                     1,500          1,500
     Professional Fees and Shareholder Services             10,550         14,835
                                                          --------       --------
                                                          $ 15,122       $ 25,112
                                                          --------       --------

NET INCOME (LOSS) BEFORE INCOME TAXES                      (15,122)       (25,112)
Income Taxes
     Current ( Recovery )                                        -              -
                                                          --------       --------
NET INCOME (LOSS) FOR THE PERIOD                          $(15,122)      $(25,112)
                                                          ========       ========
Loss per Shares - Basic                                   $ (0.001)      $ (0.002)
                                                          ========       ========
Earnings per Shares- Fully Diluted                        $ (0.001)      $ (0.002)
                                                          --------       --------

                              ALPHACOM CORPORATION
                           (Expressed in U.S. Dollars)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                                 THREE MONTHS      THREE MONTHS
                                                  ENDED MARCH       ENDED MARCH
                                                     31, 2001          31, 2000
                                                     --------          --------
OPERATING ACTIVITIES

     Net Income (Loss)                               $(15,122)         $(25,112)

     Depreciation/Amortization                             19                 -
     Increase (decrease) in accounts payable            9,796            17,789
     Decrease in Prepaid Expenses                           -               126
                                                     --------          --------
                                                       (5,308)           (7,197)
                                                     --------          --------
INVESTING ACTIVITIES

     Acquisition of Capital Assets                          -              (475)
                                                     --------          --------
                                                            -              (475)
                                                     --------          --------
FINANCING ACTIVITIES
     Issuance of Capital Stock                              -                 -
     Advances To/From Parent Company                    6,404            (2,749)
                                                     --------          --------
                                                        6,404            (2,749)
                                                     --------          --------
Change in Cash (Bank Indebtedness)                      1,096           (10,421)

Cash - Beginning of period                                213            10,685
                                                     --------          --------
Cash (Bank Indebtedness) - End of period               $1,309              $264
                                                     --------          --------

                                    ALPHACOM
                           (Expressed in U.S. Dollars)
                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2001

1.   COMPANY

          The company was incorporated under the laws of the State of Delaware on December 15, 1997 and is a marketing distribution company operating in the specialty publishing

2.   ADVANCES FROM RELATED COMPANY

          Advances from related company are non-interest bearing with no specific date of repayment.

3.   CAPITAL STOCK

          Issued upon incorporation:
          11,000,000 common shares                               $11,000
          Issued during the period:
          100,000 common shares                                  100,000
          --------------------------------------------------------------
          11,100,000 Common Shares                              $111,000

          Stock split - 4-for-1:
          44,400,000 Common Shares                              $111,000
          --------------------------------------------------------------

          On March 19, 2001, the Company declared a 4-for-1 stock split of its common stock by way of a stock dividend.. In addition, the Company's Certificate of Incorporation was amended to provide that the par value of the Company's common and preferred shares shall be reduced from $0.001 to $0.0001. All historic share and per share information has been restated to reflect the effects of the 4-for-1 split on a retroactive basis.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         AlphaCom Corporation ("AlphaCom" or alternatively, the "Company"), a Delaware Corporation, incorporated in 1997, is a marketing distribution Company operating in the distribution of software programs to assist non-English speaking students in learning English for the world market. The Company has withdrawn from the specialty publishing business at the end of 2000. The Company's primary focus is partnering with software distributors to build the educational English Language Learning software distribution business through multiple channels.

         The Company maintains its executive offices at 151 Bloor Street West, Suite 809, Toronto, Ontario, Canada, M5S-1S4. The Company is a subsidiary of Lingo Media Inc. ("LMI") formerly Alpha Communications Corp., which is located at 151 Bloor Street West, Suite 809, Toronto, Ontario, Canada M5S-1S4. AlphaCom Corporation intends to establish software distribution business by implementing a marketing plan in the world market.

         The Company was incorporated in December 1997 for the express purpose of assembling the capital and management resources required to duplicate the strategy of LMI, as regards to the specialty publishing business in the United States marketplace.

         The Company was devoted to promotional publishing, which is the publishing and production of pre-existing books licensed to LMI and sold to customers and original books. It also included other publishing products for use by consumer product and service providers as premiums to support sales-generating consumer offers. As at December 31, 2000, the Company has changed its focus from sales of promotional publications to distribution and marketing of English language learning software programs.

         The Company will have to raise additional funds in the next twelve months. Currently, the Company is funded through cash advances from its parent company, Lingo Media Inc. There are no specific terms for repayment. In September 2000, the Company commenced trading on the Over The Counter Bulletin Board under the symbol "AHMC".

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

ALPHACOM CORP.

Date:  May 15, 2001                    By: \s\ Michael P. Kraft
       ------------                        --------------------
                                           Michael P. Kraft,
                                           President, CEO, Secretary


Date: May 15, 2001                     By: \s\ Khurram Qureshi
      ------------                         -------------------
                                           Khurram Qureshi,
                                           Chief Financial Officer