Form 10QSB
period 2001-06-30
ALPHACOM CORP
filed 2001-08-17
CIK 1084899

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


      Quarterly report under Section 13 or 15(d) of the Securities Exchange
            Act of 1934 for the quarterly period ended June 30, 2001


                         Commission file number 0-22245

                              ALPHACOM CORPORATION
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                   Delaware                                   98-0206030
        ---------------------------------                 ----------------------
         (State or Other Jurisdiction of                   (I.R.S. Employer
         Incorporation or Organization)                     Identification No.)

              15 Glen Morris Street, Suite 4,Toronto, ON, M5S 1H9.
              ----------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (416) 569-8943
                                 --------------
                (Issuer's Telephone Number, Including Area Code)


              151 Bloor Street West Suite 890, Toronto, ON, M5S 1S4
              -----------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X  No


         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of August 17, 2001, 44,400,000 shares of Common Stock, par value $0.0001 per share, were issued and outstanding.

         Transitional Small Business Disclosure Format (check one):
Yes  No X

                                Table of Contents


                                                                         Page
                                                                        ------

Part I. FINANCIAL INFORMATION...............................................1

 Item 1.   Financial Statements
           Balance Sheet as of June 30, 2001, June 30, 2000
           and December 31, 2000 (Unaudited)................................1

           Statements of Operations for the
           Three Months Ended June 30, 2001 and
           June 30, 2000 (Unaudited)........................................2

           Statements of Retained Earnings for the
           Three Months Ended June 30, 2001 and
           June 30, 2000 (Unaudited)........................................3

           Statements of Cash Flows for the
           Three Months Ended June 30, 2001 and
           June 30, 2000 (Unaudited)........................................4

           Notes to Financial Statements (unaudited)........................5

 Item 2.   Management's Discussion and Analysis or Plan
           of Operation.....................................................6

Part II. OTHER INFORMATION..................................................7

        Item 2.   Changes in Securities and Use of Proceeds.................7

        Item 6.   Exhibits and Reports on Form 8-K..........................7

Signatures..................................................................8

Exhibit 1 (8 K).............................................................9

PART I.   FINANCIAL INFORMATION


ALPHACOM CORPORATION

Balance Sheets
(Expressed in U.S. dollars)
June 30, 2000 and 2001


--------------------------------------------------------------------------------
                                                          June 2001    June 2000
--------------------------------------------------------------------------------

Assets
   Cash                                                  $     --      $   3,461
                                                         ---------     ---------
                                                               --          3,461



   Capital Assets                                              344           475
--------------------------------------------------------------------------------
TOTAL ASSETS                                             $     344     $   3,936
--------------------------------------------------------------------------------

Liabilities and Shareholder's Deficiency
Liabilities:
   Accounts payable                                      $   7,873     $  40,834
   Advances from parent company                               --          17,465
--------------------------------------------------------------------------------
                                                             7,873        58,296

Shareholder's equity (deficiency):
   Capital stock:
       Authorized:
          49,990,000 common shares, no par value,
            $0.0001 per share
          10,000 preferred shares, par value $0.0001
       Issued:
          44,400,000 common shares                         11,100        11,100
       Additional paid in Capital                          99,900        99,900
   Retained Earnings (Deficit)                           (118,529)     (165,360)
--------------------------------------------------------------------------------
                                                           (7,529)      (54,360)


--------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $  344     $    3,936
--------------------------------------------------------------------------------

ALPHACOM CORPORATION


Statements of Operations and Deficit
(Expressed in U.S. dollars)



-----------------------------------------------------------------------------------
                                      Three Months Ended          Six Months Ended
                                           June 30                    June 30
                                     ---------------------      --------------------
                                       2001          2000         2001        2000
------------------------------------------------------------------------------------

Expenses:
   General and administrative        $  2,068     $  7,327      $  5,141   $  16,104
   Management Services                  1,000        1,500         2,500       3,000
   Professional Fees and
   Shareholder Services                14,838        5,719        25,388      20,555
   Cost Recovery                      (94,171)                   (94,175)
------------------------------------------------------------------------------------

Net Income (Loss)
before income taxes                    76,270      (14,546)       61,147    (39,659)

Income Taxes
   Current (Recovery)                    --           --            --
--
                                      ----------------------
-------------------

Net Income (Loss) For the Period     $ 76,270      $(14,546)    $ 61,147   $(39,659)
------------------------------------------------------------------------------------



Loss per shares - Basic              $  0.002      $ (0.001)    $  0.001   $ (0.004)
------------------------------------------------------------------------------------


Earnings per Shares - Fully Diluted  $   0.002     $ (0.001)    $  0.001   $ (0.004)


ALPHACOM CORPORATION

Statements of Cash Flows For the Six Months ended June 30,2001
(Expressed in U.S. dollars)


------------------------------------------------------------------------------------
                                        Three Months Ended        Six Months Ended
                                             June 30                   June 30
                                       --------------------      -------------------
                                         2001        2000         2001        2000
------------------------------------------------------------------------------------

Cash provided by (used in):

Operating activities:
   Net Income for the period          $ 76,270    $ (14,546)    $ 61,147  $ (39,659)
   Depreciation/Amortization                18                        36
   Increase (decrease) in
           accounts payable             13,579       (3,257)      23,376     14,534
   Decrease in Prepaid Expenses           --            --          --         --
   Cost Recovery                       (94,175)                             (94,175)
------------------------------------------------------------------------------------
                                        (4,309)      (17,803)     (9,617)   (24,999)


Investing Activities:
   Acquisition of Capital Assets           --           --           --       (475)
------------------------------------------------------------------------------------
                                           --           --           --       (475)


Financing activities:
   Issuance of capital stock               --           --           --         --
   Advances to (from) parent company     3,000        21,000        9,404    18,251
-----------------------------------------------------------------------------------
                                         3,000        21,000        9,404    18,251


Increase in cash                        (1,309)        3,197         (213)   (7,224)

Cash, beginning of period                1,309           264          213    10,685

------------------------------------------------------------------------------------

Cash, end of period                    $     0     $   3,461      $     0   $  3,461
------------------------------------------------------------------------------------


ALPHACOM CORPORATION


Interim Statement of Retained Earnings (Deficit)
For the Six Months Ended June 30, 2001
(Expressed in U.S. Dollars)



-------------------------------------------------------------------------------
                                   Three Months Ended       Six Months Ended
                                         June 30                 June 30
                                  ---------------------    --------------------
                                     2001        2000           2001     2000
-------------------------------------------------------------------------------

Retained Earnings (Deficit)
Beginning of the Period:          (194,798)   (150,814)    (179,676)  (125,701)

Net Income (Loss) for the period    76,270     (14,546)      61,147    (39,659)

-------------------------------------------------------------------------------

Retained Earnings (Deficit)
End of the Period:                (118,529)   (165,360)    (118,529)  (165,360)
-------------------------------------------------------------------------------

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

     The Company maintains its executive offices at 15 Glen Morris Street, Suite 4,Toronto, ON, M5S 1H9. The Company was a subsidiary of Lingo Media Inc. ("LMI") formerly Alpha Communications Corp., which is located at 151 Bloor Street West, Suite 809, Toronto, Ontario, Canada M5S-1S4. Lingo Media Inc owned 44,000,000 shares of Alphacom Corporation On May 28, 2001 Lingo Media Inc. sold 43,290,000 share to 1476848 Ontario Inc. located at 15 Glen Morris Street, Suite 4,Toronto, ON, M5S 1H9. Lingo Media assumed liabilities in the amount of $64,551 and the loan by Lingo Media Inc. (Parent company Loan) in the amount of $29,625 was forgiven.

     The Company was incorporated in December 1997 for the purpose of assembling the capital and management resources required to duplicate the strategy of LMI, as regards to the specialty publishing business in the United States marketplace. The Company was devoted to promotional publishing, which is the publishing and production of pre-existing books licensed to LMI and sold to customers and original books. It also included other publishing products for use by consumer product and service providers as premiums to support sales-generating consumer offers. As at December 31, 2000, the Company changed its focus from sales of promotional publications to distribution and marketing of English language learning software programs.

     The Company will have to raise additional funds in the next twelve months. Currently, the Company is funded through cash advances from its new parent company, 1476848 Ontario Inc. There are no specific terms for repayment.

     In September 2000, the Company commenced trading on the Over The Counter Bulletin Board under the symbol "AHMC".

     The new Management is interested in continuing the business of marketing and distribution of English Language Learning software program. The Company's primary focus will continue to be partnering with software distributors to build the educational English Language Learning software distribution business through multiple channels.

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

                                     PART II

                                OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

(a)            8-K Exhibit 1.

     On May 28, 2001, Lingo Media Inc., an Ontario corporation, sold 43,290,000 shares of the Company's outstanding common stock, $0.001 par value, pursuant to the terms of a Stock Purchase Agreement dated May 28, 2001 by and between Lingo Media Inc. and 1476848 Ontario Inc., an Ontario Corporation.

     Effective as of June 7, 2001, the old directors and officers resigned from their prospective positions and new directors and officers were assigned.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 ALPHACOM CORP.

Date:  August 17, 2001                        By: \s\ William A. Montgomery
       ---------------                            -------------------------
                                                   William A. Montgomery,
                                                   President, CEO, Secretary




Date: August 17, 2001                         By:   \s\ Paul Munson
      ---------------                             -------------------------
                                                   Paul Munson,
                                                   Chief Technology Officer