Form 10QSB
period 2001-09-30
ALPHACOM CORP
filed 2001-11-13
CIK 1084899

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(X) Quarterly Report pursuant to Section 13 or l5 (d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2001

                                       OR

(   )Transition  Report  pursuant  to  Section  13 or 15 (d) of the  Securities
     Exchange Act of 1934

                         Commission File Number: 0-22245

                              ALPHACOM CORPORATION
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           DELAWARE                                          98-0206030
------------------------------                          ----------------------
(State or Other Jurisdiction                            (I.R.S. Employer
Incorporation or Organization)                          Identification Number)


           3044 Bloor Street West, Suite 210, Toronto, Ontario M8X 2Y8
           -----------------------------------------------------------
                    (Address of Principal Executive Offices)

          Issuer's Telephone Number, Including Area Code: 416-259-2590


                                       N/A
               ---------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 44,400,000 shares of Common Stock, par value $0.0001 per share were outstanding as of November 13, 2001.

                                      INDEX


                                                                          PAGE
                                                                        --------

Part I. FINANCIAL INFORMATION

  Item 1. Financial Statements                                                3

      Balance Sheet as at September 30,2001                                   4
      Interim Statement of Earnings and Deficit for the period
      ended September 30, 2001  and September 30,2000                         5
      Interim Statement of Cash Flows for the period ended September
      30, 2001  and September 30, 2000                                        6
      Notes to Interim Financial Statements                                   7

  Item 2. Management's Discussion and Analysis or Plan of Operation           8


Part II. OTHER INFORMATION                                                    9
  Item 6. Exhibits and Reports on Form 8-K                                    9

                          PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                              ALPHACOM CORPORATION
                                  BALANCE SHEET

                                   (Unaudited)
                              Stated in U.S. Funds


                                                     September 30   September 30
                                                        2001           2000
                                                       ------         ------


                                   A S S E T S

 CURRENT
    Cash                                             $      -         $     505

 CAPITAL ASSETS                                           325               475
                                                      ----------      ----------



                                                     $    325         $    980
                                                      ==========      ==========

                              L I A B I L I T I E S

 CURRENT
    Accounts payable and accrued liabilities         $  3,961         $ 44,511

 ADVANCES FROM PARENT (Note 2)                          1,030           17,715
                                                      ----------      ----------

                                                     $  4,991         $ 62,226
                                                      ----------      ----------

                              SHAREHOLDERS' DEFICIT


 SHARE CAPITAL (Note 3)                              $ 11,100         $ 11,100

 CAPITAL IN EXCESS OF PAR VALUE                        99,900           99,900

DEFICIT                                              (115,666)        (172,246)
                                                     ----------       ----------

                                                     $ (4,666)        $(61,246)
                                                     ----------       ----------


                                                     $    325         $    980
                                                     ==========       ==========

                              ALPHACOM CORPORATION
                    INTERIM STATEMENT OF EARNINGS AND DEFICIT

                                   (Unaudited)
                              Stated in U.S. Funds


                                                                      For the Period Ended
                                             September 30     September 30      September 30    September 30
                                                2001             2001              2000             2000
                                             ------------     ------------      ------------    ------------
                                             (3 Months)      (Year to Date)      (3 Months)     (Year to Date)


 REVENUE                                  $          -        $       -         $  194,667      $   194,667


DIRECT COSTS                                         -                -            164,223          164,223
                                            -------------      ------------     -----------      -----------

 GROSS MARGIN                             $          -        $       -         $   30,444      $    30,444
                                            -------------      ------------     -----------      -----------

 EXPENSES
    General and administration            $        843        $   9,142         $    3,685      $    19,789
    Management services                              -            2,500             24,000           27,000
    Professional fees                              653           22,883              9,645           30,200
    Less - Cost recovery                        (4,360)         (98,535)                 -                -
                                           -------------      ------------       -----------      -----------

                                          $     (2,864)      $  (64,010)        $   37,330      $    76,989
                                           -------------     -------------       -----------      -----------

 NET EARNINGS (LOSS)                      $      2,864       $   64,010         $  (6,886)      $   (46,545)

DEFICIT - Beginning of period                 (118,530)        (179,676)         (165,360)         (125,701)
                                           -------------     -------------       -----------      -----------

DEFICIT - End of period                   $   (115,666)      $ (115,666)        $(172,246)      $  (172,246)
                                           =============     =============       ===========      ===========

 EARNINGS (LOSS) PER COMMON SHARE, on
a basic and fully diluted bases           $          -       $    0.001         $       -       $    (0.001)
                                           =============     =============       ===========      ===========

                              ALPHACOM CORPORATION
                         INTERIM STATEMENT OF CASH FLOWS

                                   (Unaudited)
                              Stated in U.S. Funds

                                                                                      For the Period Ended
                                                             September 30     September 30     September 30    September 30
                                                                2001             2001             2000             2000
                                                             ------------    --------------    ------------   --------------
                                                             (3 Months)      (Year to Date)    (3 Months)     (Year to Date)


CASH FROM (USED IN) OPERATIONS

    Net loss                                               $     2,864     $   64,010         $     (6,886)    $  (46,545)
Changes in assets and liabilities relating to operations
    Accounts payable and accrued liabilities                    (3,913)       (45,087)               3,679         18,213
    Prepaid and sundry assets                                        -              -                    -            126
                                                           ------------   ------------         ------------     -----------

    NET CASH USED IN OPERATIONS                            $    (1,030)    $   18,978         $    (3,207)     $  (28,206)
                                                           ------------   ------------         ------------     -----------

 CASH USED IN INVESTING ACTIVITIES

    Purchase of capital assets                             $         -     $       -          $         -      $     (475)
                                                           ------------   ------------         -----------     ------------


 CASH FROM FINANCING ACTIVITIES

    Advances from shareholders                             $     1,030    $   (19,191)        $       250      $    18,501
                                                           ------------   ------------        ------------     ------------



 NET INCREASE IN CASH DURING THE PERIOD                    $         -    $      (213)        $   (2,957)      $  (10,180)


CASH - Beginning of period                                           -            213              3,462           10,685
                                                          --------------  -------------        ------------    ------------


 CASH - End of period                                      $         -        $      -        $      505    $          505
                                                           ============   ============         ============   ==============

                              ALPHACOM CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)
                              Stated in U.S. Funds


1.  NATURE OF OPERATIONS

    Alphacom Corporation was incorporated under the laws of the State of Delaware on December 15,1997. The company is a marketing distribution company operating in the distribution of software programs.

2.  ADVANCES FROM PARENT

    The advances from parent company, 1476848 Ontario Inc., have no specific terms of repayment and are non-interest bearing.

3.  SHARE CAPITAL

    Authorized
          49,990,000   Common shares, par value $.0001 per share
             10,000   Preference shares, par value $0.0001 per share
    Issued upon incorporation:
          11,000,000   Common shares                              $   11,000
    Issued during the period January 1 to September 30,2001:
             100,000   Common shares                                 100,000
                                                                  ----------

          11,100,000   Common shares                              $  111,000
    Stock split - 4-for-1:
          44,400,000   Common shares                              $  111,000


    On March 19, 2001 the Company declared a 4-for-1 stock split of its common stock by way of a stock dividend. In addition, the Company's Certificate of Incorporation was amended to provide that the par value of the Company's common and preferred shares shall be reduced from $0.001 to $0.0001. All historical share and per share information has been restated to reflect the effects of the 4-for-1 split on a retroactive basis.


4.  COST RECOVERY

     As per the Share Purchase Agreement of May 28, 2001 between Lingo Media Inc. (the previous parent company) and 1476848 Ontario Inc., Lingo Media assumed liabilities in the amount of $68,910 and the loan in the amount of $29,625 by Lingo Media Inc. was forgiven.

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

     The Company maintains its executive offices at 3044 Bloor Street West, Suite 210, Toronto, Ontario, M8X 2Y8. The Company is a subsidiary of 1476848 Ontario Inc., located at 3044 Bloor Street West, Suite 210, TORONTO, Ontario, M8X 2Y8. Previously, the Company was a subsidiary of Lingo Media Inc. ("LMI") (formerly Alpha Communications Corp.) located at 151 Bloor Street West, Suite 890, Toronto, Ontario, M5S 1S4. On May 28, 2001, 1476848 Ontario Inc. acquired 43,290,000 shares of the Company from LMI and is presently the majority shareholder.

     The Company was incorporated in December 1997. In September 2000 the Company commenced trading on the Over The Counter Bulletin Board under the symbol "AHMC". The Company was originally incorporated for the purpose of assembling the capital and management resources required to duplicate the strategy of LMI, as regards to the specialty publishing business in the United States marketplace. As of December 31, 2000, the Company changed its focus from sales of promotional publications to distribution and marketing of English language learning software programs.

     The new management, after acquiring the Company as of May 28,2001, is continuing the business of marketing and distribution of English Language Learning software programs. The Company is actively seeking new financing opportunities and possibilities to partner with new software distributors to build the educational English Language Learning software distribution business. To date, the Company (i) has defined the market opportunities for the Company in the educational language learning software distribution business; and (ii) is in the process of assembling a staff with knowledge and experience in the software distribution industry.

     During the present quarter, the Company was successful in negotiating settlement with some of its vendors whereby the company successfully recovered $4,360 previously owed by the Company. Although, the Company has reduced its operations in the third quarter, it is attempting to expand its business by attracting new employees, finances and contractors.

     The Company will have to raise additional funds in the next twelve months. Currently, the Company is funded through cash advances from its new parent company, 1476848 Ontario Inc. There are no specific terms of repayment and the advances are non-interest bearing.

Forward Looking Statements

     This report contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our plans, objectives, expectations, and intentions. Although we believe the statements and projections are based upon reasonable assumptions, actual results may differ from those that we have projected.

                                     PART II

                                OTHER INFORMATION

Item 4.    Exhibits and Reports on Form 8-K


(a)      Exhibits


         None.
(b)      Reports on Form 8-K

     The Company filed 8-Ks on June 6, 2001, August 6, 2001, and August 17, 2001 relating to the information below. On May 28, 2001, Lingo Media Inc., an Ontario corporation, sold 43,290,000 shares of the Company's outstanding common stock, $0.0001 par value pursuant to the terms of a Stock Purchase Agreement dated May 28, 2001 by and between Ling Media Inc. and 1476848 Ontario Inc., an Ontario corporation.

     Effective as of June 7, 2001 the old directors and officers resigned from their prospective positions and new directors and officers were elected.


                                  SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             ALPHACOM CORPORATION



Dated: November 13, 2001                   By \s\William A. Montgomery
                                             ------------------------
                                             William A. Montgomery, President,
                                             CEO, Secretary