Form 10QSB/A
period 2001-09-30
ALPHACOM CORP
filed 2001-11-20
CIK 1084899

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A
                                Amendment No. 1

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

                                    Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 44,400,000 shares of Common Stock, par value $0.0001 per share were outstanding as of November 20, 2001.

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

Item 2.    Management's Discussion and Analysis or Plan of Operation

     AlphaCom Corporation ("AlphaCom" or alternatively, the "Company") a Delaware Corporation, incorporated in 1997, markets and distributes software programs to assist non-English speaking students in learning English for the world market. The Company's primary focus is partnering with software distributors to build the educational English Language Learning software distribution business through multiple channels.

The Company maintains its executive offices at 3044 Bloor Street West, Suite 210, Toronto, Ontario M8X 2Y8. From its inception to May 28, 2001, the Company was a subsidiary of Lingo Media Inc. ("LMI") (formerly Alpha Communications Corp.) located at 151 Bloor Street West, Suite 890, Toronto, Ontario M5S 1S4. On May 28, 2001, 1476848 Ontario Inc. acquired 43,290,000 shares of the Company from LMI and is presently the majority shareholder.

The Company was incorporated in December 1997. In September 2000 the Company commenced trading on the Over The Counter Bulletin Board under the symbol "AHMC". The Company was originally incorporated for the purpose of assembling the capital and management resources required to duplicate the strategy of LMI, as regards to the speciality publishing business in the United States marketplace. As of December 31, 2000, the Company changed its focus from sales of promotional publications to distribution and marketing of English language learning software programs.

The new management, after acquiring control of the Company as of May 28, 2001, is continuing the business of marketing and distribution of English language learning software programs. The Company is seeking new financing opportunities and possibilities to partner with new software distributors to build the educational English Language Learning software distribution business. To date, the Company (i) has defined the market opportunities for the Company in the educational language learning software distribution business and (ii) is in the process of assembling a staff with knowledge and experience in the software distribution industry.

During the present quarter the Company was successful in negotiating settlement of certain trade payables with some of its suppliers. The Company agreed to settle a trade payable of $4,360 for $1,700, subject to court approval. The Company has reduced its operations in the third quarter to preserve its working capital and sustain its business.

The Company will have to raise additional funds in order to expand its business by hiring new employees and consultants and sourcing new software and building its distribution channels. Currently, the Company is funded through loan advances from its controlling shareholder, 1476848 Ontario Inc. There are no specific terms of repayment and the loan advances are non-interest bearing.

The Company is working on opportunities to merge with another company actively engaged in a different business.

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

     Effective as of June 2001 the incumbent directors and officers resigned from their prospective positions and new directors and officers were elected or appointed.


                                  SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             ALPHACOM CORPORATION



Dated: November 20, 2001                   By /s/ William A. Montgomery
                                             ----------------------------
                                             William A. Montgomery, President,
                                             CEO, Secretary