Form 10KSB
period 2001-12-31
ALPHACOM CORP
filed 2002-04-01
CIK 1084899

WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                             COMMISSION FILE NUMBER
                                     0-26703

                              ALPHACOM CORPORATION
           ---------------------------------------------------------
           (Exact name of the registrant as specified in its charter)

           DELAWARE                                              98-0206030
-------------------------------                           ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
Incorporation or organization)                             Identification No.)


                             3044 Bloor Street West
                                   Suite 210,
                                Toronto, Ontario
                                 Canada M8X 2Y8
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (416) 927-7000
                         -------------------------------
                         (Registrant's telephone number)

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

     Issuer's revenues for the fiscal year ended December 31, 2001: $0.

     As of March 26, 2002, approximately 44,400,000 shares of Common Stock of the issuer were outstanding and the aggregate market value of the voting common stock held by non-affiliates, was approximately $55,500.

         Transitional Small Business Disclosure Format: Yes [ ] No [X]

         Documents incorporated by reference: NONE

                                Table of Contents

                                                                            Page

PART I.........................................................................1
   Item 1.  DESCRIPTION OF BUSINESS............................................1
   Item 2.  DESCRIPTION OF PROPERTY............................................3
   Item 3.  LEGAL PROCEEDINGS..................................................3
   Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................3
PART II........................................................................3
   Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........4
   Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........4
   Item 7.  FINANCIAL STATEMENTS...............................................4
   Item 8.  CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE...........................................6
PART III......................................................................14
   Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT........14
   Item 10. EXECUTIVE COMPENSATION............................................14
   Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....16
   Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................17
   Item 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K...........................18



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

     The Company maintains its executive offices at 3044 Bloor Street West, Ste. 210, Toronto, Ontario, Canada M8X 2Y8. Previously, the Company was a subsidiary of Lingo Media Inc. ("LMI") (formerly Alpha Communications Corp.) located at 151 Bloor St. West, Suite 890, Toronto, Ontario M5S 1S4. On May 28, 2001, 1476848 Ontario Inc. acquired 43,290,000 shares of the Company from LMI and is presently the majority shareholder.

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

     The new management, after acquiring the Company as of May 28, 2001, is continuing the business of marketing and distribution of English Language Learning software programs. The Company is actively seeking new financing opportunities and possibilities to partner with new software distributors to build the educational English Language Learning software distribution business. To date, the Company (i) has defined the market opportunities for the Company in the educational language learning software distribution business; and (ii) is in the process of assembling a staff with knowledge and experience in the software distribution industry.

     During the present quarter, the Company signed a new international distribution agreement for an English language learning software product line in replacement of another product line.

     The Company will have to raise additional funds in the next twelve months to pursue its business strategy. Currently the Company is being funded through cash advances from its parent company, 1476848 Ontario Inc. There are no specific terms of repayment and the advances are non-interest bearing. The Company is reviewing various alternatives to allow it to continue operations including new financing, merger opportunities or an outright sale.

Employees

     William A. Montgomery serves as the Company's only employee.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company maintains offices at 3044 Bloor Street West, Suite 210, Toronto, Ontario Canada M8X 2Y8.

ITEM 3.  LEGAL PROCEEDINGS.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                    PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock, par value $0.001 per share (the "Common Stock"), is traded on the OTC Bulletin Board market under the symbol "AHMC". On March 26, 2002, the closing bid price of the Common Stock was $.05 per share. The Common Stock is traded sporadically and no established liquid trading market currently exists therefor.

     The following table represents the range of the high and low price for our Common Stock on the OTC Bulletin Board for each fiscal quarter for the last two fiscal years ending December 31, 2000 and 2001, respectively. These quotations represent prices between dealers, may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

           Year 2000 Quarter            High            Low
          -------------------          ------          -----
           Third Quarter                .38             .25
           Fourth Quarter               .38             .25

           Year 2001 Quarter            High            Low
          -------------------          ------          -----
           First Quarter                4.00            .38
           Second Quarter              20.00            .30
           Third Quarter               10.00           1.20
           Fourth Quarter               6.00           1.50

Holders

     As of December 31, 2001, there were approximately 200 holders of record of the Common Stock.

DIVIDEND POLICY

     The Company has not paid any cash dividends on the Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any earnings which it may realize in the foreseeable future to finance its operations.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward Looking Statements

     This report contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statemetns regarding our plans, objectives, expectations and intentions. Although we believe the statemetns and projections are based upon reasonable assumptions, actual results may differ from those that we have projected.

Overview

     The  Company  is  a  marketing   distribution   company  operating  in  the
distribution of software programs.

Comparison of Operating Results For Year Ended December 31, 2001 To Year Ended December 31, 2000

     The Company's revenues decreased from $194,667 for the year ended December 31, 2000 to $0 for the year ended December 31, 2001. The decrease in revenues is attributable to the Company's decreased operations and the change in management.

Gross profit decreased from $30,444 for the year ended December 31, 2000 to $0 for the year ended December 31, 2001.

     General and administrative expenses decreased from $84,419 for the year ended December 31, 2000 to $49,623 for the year ended December 31, 2001 prior to accounting for a cost recovery of $95,535 for general and administrative expenses for the year ended December 31, 2001 attributable to the assumption of liabilities by Lingo Media Inc. in the amount of $68,910 and forgiveness of a loan by Lingo Media Inc. in the amount of $29,625, both in connection with a share purchase agreement. Management service expenses decreased from $28,500 for the year ended December 31, 2000 to $2,500 for the year ended December 31, 2001.

     Net earnings (loss) increased $102,887 from a net loss of ($53,975) for the year ended December 31, 2000 to net earnings of $48,912 for the year ended December 31, 2001. The increase in net earnings is due to the cost recovery of $98,535 for the year ended December 31, 2001 attributable to the assumption of liabilities by Lingo Media Inc. in the amount of $68,910 and forgiveness of a loan by Lingo Media Inc. in the amount of $29,625, both in connection with a share purchase agreement.

     As of December 31, 2001, the Company's accumulated deficit was $130,764.

Liquidity and Capital Resources

     For the year ended December 31, 2001, the Company has not generated cash flow from its operations. Consequently, the Company has been dependent upon its parent company, 1476848 Ontario Inc., to fund its cash requirements.

     As of December 31, 2001, the Company had cash of $83, net sales tax receivable of $492, and a working capital deficit of $20,068. As of December 31, 2001, the Company had no outstanding debt other than ordinary trade payables and advances from 1476848 Ontario Inc.

     The Company's parent company, 1476848 Ontario Inc., is seeking a merger or sale of its Company stock so that sufficient working capital will be obtained from operations to meet the Company's obligations.

ITEM 7.  FINANCIAL STATEMENTS

     The audited financial statements, together with the independent accountants report thereon of Weisbrod Goldmacher LLP appears herein. See financial statements beginning on page F-1 of this report.

ITEM 8. CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     In March 2002, the client-auditor relationship between AlphaCom Corporation (the "Company") and KPMG LLP ("KPMG") ceased as KPMG was dismissed as the Company's auditor.

     To the knowledge of the Company's current Board of Directors, KPMG's report of the financial statements of the Registrant for the years ended December 31, 1999 and December 31, 2000 and any related interim period did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles during the fiscal years ended December 31, 1999 and December 31, 2000 except that the opinion for the year ended December 31, 2000 contained a going concern paragraph.

     During the audit of the Company's financial statements for the years ended December 31, 1999 and December 31, 2000 and any subsequent interim period through the date of dismissal, KPMG did not have any disagreements with the Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

The Company decided not to reappoint KPMG as its independent accountant.

     The decision to change accountants was approved by the Registrant's Board of Directors; and

     There were no disagreements related to accounting principles or practices auditing scope or procedure during the fiscal years ended December 31, 1999 and December 31, 2000 and the interim period through March 2002.

     In March 2002, the Registrant engaged Weisbrod Goldmacher, LLP as its independent accountants for the fiscal year ended December 31, 2001. During the most recent fiscal year and any subsequent interim period prior to engaging Weisbrod Goldmacher, the Company did not consult with Weisbrod Goldmacher regarding either (i) the application of accounting principals to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K). Weisbrod Goldmacher has reviewed the disclosure required by Item 304(a) before it was filed with the Commission and has been provided an opportunity to furnish the Company with a letter addresssed to the Commission containing any new information, clarification of the Company's expression of its views, or the respects in which it does not agree with the statements made by the Company in response to Item 304(a). Weisbrod Goldmacher did not furnish a letter to the Commission.

     The Company has requested that KPMG review the disclosure and KPMG has been given an opportunity to furnish the Registrant with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respect in which it does not agree with the statements made by the Company herein.

                                   PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The following table sets forth information concerning each of the directors and executive officers of the Company:

Names                     Age    Position
-----                     ---    --------

William A. Montgomery     42   President, CEO, Secretary and Director

Paul Munson               29   Chief Technology Officer and Director

Henri De StClair          65   Director


CURRENT OFFICERS AND DIRECTORS

     William A. Montgomery has served as the Company's President, CEO, Secretary and Director since May 2001. Mr. Montgomery has served as the President, CEO, Secretary and Director of Web Interchange, Inc. since 1998. Web Interchange provides consulting services to the software and internet industries specifically in data sales and opt-in list development, in addition to managing a B2B Internet search engine. Prior thereto, beginning in November 1997, he served as vice president of GlobalServe Communications (Mississauga, Canada) a national internet service provider with customers in fifteen cities across Canada. From April 1995 through November 1997, Mr. Montgomery was vice president of sales at Virtual Solutions, Inc. His responsibilities with the Registrant will include overseeing sales and marketing, strategic planning, business development and management of operations.

     Paul Munson - Chief Technology Officer and Director. Paul Munson has served as the Company's Chief Technology Officer and Director since May 2001. He has managed web site application and development, and back-end database programming. From October 1997 through February 1999, Mr. Munson worked with Mr. Montgomery at GlobalServe Communications as its web administrator. Prior thereto, Mr. Munson was employed with Computan Corp. (Thorold, Canada) as a web master and has provided technical support to Computan Corp. Before joining Computan Corp., he completed a certificate course in electronic engineering technology at Sheridan College in Toronto. Mr. Munson will be responsible for developing the Registrant's corporate web presence and localizing the web-learning software that the Registrant is planning to distribute in international markets.

     Henri De StClair - Director. Henri De StClair has served as a Director since May 2001. Prior to 1995, he was a consultant to a number of marketing companies in the software and internet fields in North America including Software Gaming, Inc. and Millennium Incorporated. Mr. De StClair was also a lead investor in a number of ground breaking internet related companies, most notably the first nationwide Canadian internet service provider, GLCT, Inc., and one of the first internet-based medical database management compnies, Healthlink Communications. In addition to his position as a member of the Registrant's board of directors, he will serve as an advisor to the Registrant.

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

                           SUMMARY COMPENSATION TABLE


                                             Annual                        Long-Term
                                          Compensation                Compensation Awards
                                --------------------------------   --------------------------
        Payouts
                                                       Other       Securities
Name and                                               Annual      Underlying       All Other
Principal                       Salary      Bonus   Compensation     Options       Compensation
Position                Year      ($)        ($)        ($)            (#)             ($)
---------               ----    ------      -----   ------------   ----------      ------------

William A. Montgomery   2001       $0       - 0 -       N/A            N/A             N/A
President, CEO and
Secretary
Michael P. Kraft        2001       $0       - 0 -       N/A            N/A             N/A
President, CEO &        2000       $0       - 0 -       N/A            N/A             N/A
Secretary               1999       $0       - 0 -       N/A            N/A             N/A


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

                                    AMOUNT AND NATURE
                                     OF BENEFICIAL               PERCENT OF
NAME AND ADDRESS                       OWNERSHIP(1)                CLASS
---------------------------------------------------------------------------
1476848 Ontario, Inc.(2)......        43,290,000                   97.5%

William A. Montgomery(3)......        43,290,000                   97.5%

Paul Munson...................                 0                      *

Henri De StClair..............                 0                      *


*       Less than one percent.

(1) Beneficial ownership has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended. Generally, a person is deemed to be the beneficial owner of a security if he has the right to acquire voting or investment power within 60 days of the date of this Registration Statement.

(2) The address of 1476848 Ontario, Inc. is 3044 Bloor Street West, Suite 210, Toronto, Ontario M8X 2Y8.

(3) William A. Montgomery is the beneficial owner of shares owned of record by 1476848 Ontario, Inc.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company had borrowed and owes its parent company $8,563 as of December 31, 2001.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

(a)(1)   Financial Statements:

     The following Financial Statements of the Company are included in of this report.

     Report of Weisbrod Goldmacher, LLP

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

--------------------------------------------------------------------------------

(b)  Reports on Form 8-K:

     The Company did not file any reports on Form 8-K during the fourth quarter ended December 31, 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ALPHACOM CORPORATION

By:  /s/ William  A. Montgomery
-----------------------------
William  A. Montgomery
President, CEO and a Director

March 31, 2002

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William  A. Montgomery
----------------------------
William  A. Montgomery
President, CEO and Director                       Dated: March 31, 2002


/s/ Paul Munson
----------------------------
Paul Munson
Chief Technology Officer and Director             Dated: March 31, 2002


/s/ Henri De StClair
----------------------------
Henri De StClair
Director                                          Dated:  March 31, 2002

                              ALPHACOM CORPORATION

                                      INDEX

                                                             Page

 Auditors' Report                                              1
 Balance Sheet                                                 2
 Statement of Earnings and Deficit                             3
 Statement of Cash Flows                                       4
 Notes to Financial Statements                               5 - 6

                                AUDITOR'S REPORT




TO THE SHAREHOLDERS OF:
ALPHACOM CORPORATION

We have audited the balance sheet of Alphacom Corporation as at December 31,2001 and the statements of earnings, deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31,2001 and the results of its operations and its cash flows for the year then ended in accordance with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




TORONTO, Canada                                     Weisbrod Goldmacher, LLP
March 25,2002                                       CHARTERED ACCOUNTANTS
                                                    209-312 Dolomite Drive
                                                    Toronto, Canada M3J 2N2

                              ALPHACOM CORPORATION
                                  BALANCE SHEET
                              Stated in U.S. Funds



                                                        December 31        December 31
                                                           2001               2000
                                                        ------------       ------------
                                   A S S E T S

 CURRENT
    Cash                                               $     83             $    213
    Sales taxes receivable                                  492                    -
                                                        ----------           ---------
                                                       $    575             $    213
 CAPITAL ASSETS, at net book value                          304                  380
                                                        ----------           ---------
                                                       $    879                 $593
                                                        ==========           =========


                              L I A B I L I T I E S

 CURRENT
    Accounts payable and accrued liabilities            $12,080               49,048
    Due to parent company (Note 4)                        8,563               20,221
                                                        ----------           ---------

                                                        $20,643             $ 69,269
                                                        ----------           ---------


                              SHAREHOLDER'S DEFICIT


 SHARE CAPITAL (Note 5)                                 $11,100             $ 11,100

 CAPITAL IN EXCESS OF PAR VALUE                          99,900               99,900

 DEFICIT                                               (130,764)            (179,676)
                                                       -----------          ----------

                                                       $(19,764)            $(68,676)
                                                       -----------          ----------


                                                       $    879             $    593
                                                       ===========          ==========

                              ALPHACOM CORPORATION
                        STATEMENT OF EARNINGS AND DEFICIT
                              Stated in U.S. Funds


                                                                 For the Year Ended
                                                             December 31        December 31
                                                                 2001              2000
                                                               ---------         --------



 REVENUE                                                      $       -           $  194,667

 DIRECT COSTS                                                         -              164,223
                                                               -----------        -----------

 GROSS MARGIN                                                 $       -           $   30,444
                                                               -----------        -----------

 EXPENSES
    General and administration                                $  14,543           $   25,719
    Management services                                           2,500               28,500
    Professional fees                                            32,504               30,200
    Amortization                                                     76                    -
    Less - Cost recovery                                        (98,535)                   -
                                                               -----------        ------------

                                                              $ (48,912)          $   84,419
                                                               -----------        ------------

 NET EARNINGS (LOSS)                                          $  48,912           $  (53,975)

 DEFICIT - Beginning of year                                   (179,676)            (125,701)
                                                               -----------        ------------

 DEFICIT - End of year                                        $(130,764)            (179,676)
                                                               ===========        ============

 Earnings per share on a basic and fully diluted basis        $       -           $        -

 Weighted average number of shares outstanding               44,400,000           44,400,000
                                                             =============        ============


                              ALPHACOM CORPORATION
                             STATEMENT OF CASH FLOWS
                              Stated in U.S. Funds


                                                                   For the Year Ended
                                                             December 31         December 31
                                                                 2001               2000
                                                             -------------       -------------


 CASH PROVIDED BY (USED IN):


 OPERATING ACTIVITIES

    Net earnings (loss)                                     $   48,912          $  (53,975)
    Adjustments to reconcile net earnings (loss)
      to net cash provided by operating activities:
         Amortization                                               76                  95
         Changes in assets and liabilities
         relating to operations:
             Accounts payable and accrued liabilities          (37,460)             22,750
             Prepaids expenses                                       -                 126
                                                            ------------        -----------

                                                            $   11,528          $  (31,004)
                                                            ------------        -----------

 INVESTMENT ACTIVITIES

    Investment in capital assets                            $       -           $     (475)
                                                            ------------        -----------

 FINANCING ACTIVITIES

    Advances to (from) partent company                      $ (11,658)          $   21,007
                                                            -----------         -----------


 NET CHANGE IN CASH DURING THE YEAR                         $    (130)          $  (10,472)

 CASH - Beginning of year                                         213               10,685
                                                            ------------        -----------

 CASH - End of year                                         $      83           $      213
                                                            ============        ===========

                              ALPHACOM CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31,2001
                              Stated in U.S. Funds



1.  NATURE OF OPERATIONS

    Alphacom Corporation was incorporated under the laws of the State of Delaware on December 15,1997. The company is a marketing distribution company operating in the distribution of software programs.


2.  GOING CONCERN

    These financial statements have been prepared on a going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of business. The company realized a net loss of $49,623 for 2001 (2000 - $53,975), after taking into account a current year recovery of expenses as part of a Share Purchase Agreement as described in note 6 below. The application of the going concern concept is dependant on the Company's ability to generate future profitable operations and/or obtain additional financing to fund future operations. Management is of the opinion that must contemplate either a merger with, or an outright sale to, other entities in pursuit of a new operating business, in order that sufficient working capital will be obtained from operations and external financing will be obtained to meet the Company's liabilities and commitments as they become due. If the going concern assumption were not appropriate for these financial statements, then adjustments would be necessary to the carrying values of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used.


3.  SIGNIFICANT ACCOUNTING POLICIES

    a)  Capital Assets and Amortization
        Capital assets are carried at acquisition cost less accumulated amortization. Amortization is provided annually by the company at rates intended to amortize the assets over their estimated useful lives as follows: Furniture and fixtures is amortized at a rate of 20% on a declining balance basis.

        Where the company determines that circumstances indicate that the carrying value of certain capital assets may not be recoverable, the company's policy is to write the asset down to an estimate of the future cash flows expected to result from the use of the asset and its eventual disposition. Such an impairment loss will be charged to operations in the current year.

    b)  Revenue Recognition
        The Company records its revenue from licensing contracts as services are provided.

    c)  Estimates
        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses during the reporting period. Actual results could differ from those estimates.

    d)  Income Taxes
        The company accounts for income taxes under the asset and liability method as required by SFAS No. 108, Accounting for Income Taxes. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted tax rates applicable to future years to differences between the financial statements carrying amounts and the tax bases of existing assets and liabilities.

    e)  Comprehensive Income
        In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income", which was adopted by the Company. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in an entity's financial statements. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources.

    f)  General
        These financial statements have been prepared in accordance with Unites States generally accepted accounting principles (GAAP), as they relate to these financial statements.

                              ALPHACOM CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31,2001
                              Stated in U.S. Funds

4.  DUE TO PARENT COMPANY

    The balances due to parent company, 1476848 Ontario Inc., relate to current expenditures and otherwise have no specific terms of repayment and are non-interest bearing.

5.  SHARE CAPITAL

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

          11,100,000   Common shares                                 $  111,000
    Stock split - 4-for-1:
          44,400,000   Common shares                                 $  111,000

    On March 19,2001 the Company declared a 4-for-1 stock split of its common stock by way of a stock dividend. In addition, the Company's Certificate of Incorporation was amended to provide that the par value of the Company's common and preferred shares shall be reduced from $0.001 to $0.0001. All historical share and per share information has been restated to reflect the effects of the 4-for-1 split on a retroactive basis.


6.  COST RECOVERY

     As per the Share Purchase Agreement of May 28,2001 between Lingo Media Inc. (the previous parent company) and 1476848 Ontario Inc., Lingo Media assumed liabilities in the amount of $68,910 and the loan in the amount of $29,625 by Lingo Media Inc. was forgiven.

7.  2000 COMPARISONS

    The previous year's financial statements were audited by another firm of Chartered Accountants.