Form 10QSB
period 2002-03-31
ALPHACOM CORP
filed 2002-05-15
CIK 1084899

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB



(X) Quarterly Report pursuant to Section 13 or l5 (d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

                                       OR

(   )Transition  Report  pursuant  to  Section  13 or 15 (d) of the  Securities
     Exchange Act of 1934

                         Commission File Number: 0-22245
                                                 -------


                              ALPHACOM CORPORATION
        ----------------------------------------------------------------
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

                                       N/A
      ---------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)


     Check  whether  the issuer:  (1) filed all reports  required to be filed by
     Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 44,400,000 shares of Common Stock, par value $0.0001 per share were outstanding as of May 15, 2002.

                                      INDEX


Part I. FINANCIAL INFORMATION                                              3

  Item 1. Financial Statements                                             3

      Balance Sheet as at March 31, 2002                                   4
      Interim Statement of Operations and Deficit for the period
       ended March 31, 2002  and March 31, 2000                            5
      Interim Statement of Cash Flows for the period ended March 31, 2002
       and March 31, 2000                                                  6
      Notes to Interim Financial Statements                                7

  Item 2. Management's Discussion and Analysis or Plan of Operation        8


Part II. OTHER INFORMATION                                                 9

  Item 6. Exhibits and Reports on Form 8-K                                 9

                          PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                              ALPHACOM CORPORATION
                                  BALANCE SHEET
                                  (Unaudited)
                              Stated in U.S. Funds


                                                    March 31        December 31
                                                      2002             2001
                                                    --------        -----------
        A S S E T S

 CURRENT
    Cash                                            $      81         $    83
    Sales taxes receivable                                783             492
                                                    ---------       -----------
                                                    $     864         $   575

 CAPITAL ASSETS                                           289             304
                                                    ---------       -----------
                                                    $   1,153            $879
                                                    =========       ===========
    L I A B I L I T I E S

 CURRENT
    Accounts payable and accrued liabilities        $  9,260          $12,080

 ADVANCES FROM PARENT (Note 2)                        19,917            8,563
                                                    ---------       -----------
                                                    $ 29,177          $20,643
                                                    ---------       -----------

                      SHAREHOLDERS' DEFICIT


 SHARE CAPITAL (Note 3)                             $ 11,100          $11,100

 CAPITAL IN EXCESS OF PAR VALUE                       99,900           99,900

 DEFICIT                                            (139,024)        (130,764)
                                                    ---------       -----------

                                                    $(28,024)        $(19,764)
                                                    ---------       -----------
                                                    $  1,153         $    879
                                                    =========       ===========

                            See accompanying notes.

                              ALPHACOM CORPORATION
                   INTERIM STATEMENT OF OPERATIONS AND DEFICIT
                                  (Unaudited)
                              Stated in U.S. Funds

                                                       For the Period Ended
                                                      March 31      March 31
                                                        2002          2001
                                                      (3 Months)   (3 Months)
                                                     ------------  ------------

 REVENUE                                                $     -     $       -

 DIRECT COSTS                                                 -             -
                                                       ----------   ------------

 GROSS MARGIN                                           $     -     $       -
                                                       ----------   ------------

 EXPENSES
    General and administration                          $ 1,427     $   3,054
    Management services                                       -         1,500
    Professional fees                                     6,818        10,550
    Amortization                                             15            19
                                                       ----------   ------------
                                                        $ 8,260     $  15,123
                                                       ----------   ------------

NET LOSS                                                $(8,260)    $ (15,123)

 DEFICIT - Beginning of period                         (130,764)     (179,676)
                                                       ----------   ------------

 DEFICIT - End of period                              $(139,024)    $(194,799)
                                                       ==========   ============


 LOSS PER COMMON SHARE, on a basic and
    fully diluted bases                               $      -      $       -
                                                       ==========   ============

 WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING 44,400,000   44,400,000
                                                       ==========   ============


                            See accompanying notes.

                              ALPHACOM CORPORATION
                         INTERIM STATEMENT OF CASH FLOWS
                                  (Unaudited)
                              Stated in U.S. Funds

                                                                       For the Period Ended
                                                                      March 31      March 31
                                                                        2002          2001
                                                                     (3 Months)    (3 Months)
                                                                    ------------  ------------

CASH PROVIDED BY (USED IN):

OPERATIONS

    Net loss                                                     $ (8,260)         $  (15,123)
    Adjustments  to  reconcile  net  loss  to net  cash
    provided  by  operating
        activities:
        Amortization                                                   15                  19
    Changes in assets and liabilities relating to operations
        Accounts payable and accrued liabilities                   (3,111)              9,796
                                                                -----------         ----------

                                                                 $(11,356)         $   (5,308)
                                                                -----------         ----------

 INVESTING ACTIVITIES

    Purchase of capital assets                                   $      -          $        -
                                                                -----------         ----------

 FINANCING ACTIVITIES

    Advances from shareholders                                   $ 11,354          $    6,404
                                                                -----------         ----------

 NET INCREASE (DECREASE) IN CASH                                 $     (2)         $    1,096

 CASH - Beginning of period                                            83                 213
                                                                -----------         ----------

 CASH - End of period                                            $     81          $    1,309
                                                                ===========         ==========


                            See accompanying notes.

                              ALPHACOM CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  MARCH 31,2002
                                  (Unaudited)
                              Stated in U.S. Funds


1.  NATURE OF OPERATIONS

    Alphacom Corporation was incorporated under the laws of the State of Delaware on December 15,1997. The company is a marketing distribution company operating in the distribution of software programs.


2.  ADVANCES FROM PARENT

    The advances from parent company, 1476848 Ontario Inc., have no specific terms of repayment and are non-interest bearing.


3.  SHARE CAPITAL

    Authorized
          49,990,000   Common shares, par value $.0001 per share
              10,000   Preference shares, par value $0.0001 per share
    Issued upon incorporation:
          11,000,000   Common shares                                 $   11,000
    Issued during the period January 1 to December 31,2001:
             100,000   Common shares                                    100,000

          11,100,000   Common shares                                 $  111,000
    March 19,2001 Stock split - 4-for-1:
          44,400,000   Common shares                                 $  111,000

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

    The Company was incorporated in December 1997. In September,2000 the Company commenced trading on the Over The Counter Bulletin Board under the symbol "AHMC". The Company was originally incorporated for the purpose of assembling the capital and management resources required to duplicate the strategy of LMI, as regards to the specialty publishing business in the United States marketplace. As of December 31, 2000, the Company changed its focus from sales of promotional publications to distribution and marketing of English language learning software programs.

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

    Comparison of Operating Results

     During the three months ended March 31, 2002 and March 31, 2001, we did not generate any revenues.

     Expenses decreased from $15,123 for the three months ended March 31, 2001 to $8,260 for the three months ended March 31, 2002.

     Net loss decreased from $15,123 for the three months ended March 31, 2001 to $8,260 for the three months ended March 31, 2002.

     As of March 31, 2002, the Company's accumulated deficit was $139,024.

     Liquidity and Capital Resources

    For the three months ended March 31, 2002, the Company has not generated cash flow from its operations. Consequently, the Company has been dependent upon its parent company, 1476848 Ontario Inc., to fund its cash requirements.

    Current assets totaled $864 at March 31, 2002 compared to $575 at December 31, 2001. At March 31, 2002 the Company had cash of $81 but no short-term deposits.

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

                                     PART II

                                OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K
(a)      Exhibits

    None.

(b)      Reports on Form 8-K

    On April 1, 2002 and April 3, 2002, the Company filed reports on Form 8-K and Form 8-K/A relating to the change in auditors from KPMG LLP to Weisbrod Goldmacher, LLP.

                                   SIGNATURES



    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                        ALPHACOM CORPORATION






Dated: May 15, 2002                              By  /s/ William A. Montgomery
                                                    ----------------------------
                                                    William A. Montgomery,
                                                    President, CEO, Secretary