Form 10QSB
period 2002-06-30
ALPHACOM CORP
filed 2002-08-14
CIK 1084899

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB



(X) Quarterly Report pursuant to Section 13 or l5 (d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2002

                                       OR

( )Transition  Report  pursuant  to  Section  13 or 15 (d) of the  Securities
   Exchange Act of 1934

                         Commission File Number: 0-22245


                              ALPHACOM CORPORATION
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

        DELAWARE                                               98-0206030
-------------------------------                        -------------------------
(State or Other Jurisdiction                              (I.R.S. Employer
 Incorporation or Organization)                           Identification Number)


           3044 Bloor Street West, Suite 210, Toronto, Ontario M8X 2Y8
           ------------------------------------------------------------
                    (Address of Principal Executive Offices)

Issuer's Telephone Number, Including Area Code:   416-259-2590
                                                  ------------

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

                                    Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 44,400,000 shares of Common Stock, par value $0.0001 per share were outstanding as of August 14, 2002.

                                      INDEX




                                                                         PAGE

Part I. FINANCIAL INFORMATION                                              1

  Item 1. Financial Statements                                             1

      Balance Sheet as at June 30, 2002                                    2
      Interim Statement of Operations and Deficit for the
      period ended June 30, 2002 and June 30, 2001                         3
      Interim Statement of Cash Flows for the period ended
      June 30, 2002 and June 30, 2001                                      4
      Notes to Interim Financial Statements                                5

  Item 2. Management's Discussion and Analysis or Plan of Operation        6


Part II. OTHER INFORMATION                                                 7
  Item 6. Exhibits and reports on Form 8-K                                 7

                          PART I. FINANCIAL INFORMATION
Item 1. Financial Statements


                              ALPHACOM CORPORATION
                                  BALANCE SHEET

                                  (Unaudited)
                              Stated in U.S. Funds


                                                        June 30      June 30
                                                          2002        2001
                                                        --------     --------


                      A S S E T S

 CURRENT
    Cash                                             $       75      $      -

 CAPITAL ASSETS                                             274            344
                                                     ----------     ----------



                                                     $      349      $     344
                                                     ==========     ==========

                L I A B I L I T I E S

 CURRENT
    Accounts payable and accrued liabilities         $   6,079       $   7,873

 ADVANCES FROM PARENT (Note 2)                          26,236               -
                                                    ----------      ----------

                                                     $  32,315       $   7,873
                                                    ----------      ----------

              SHAREHOLDERS' DEFICIT


 SHARE CAPITAL (Note 3)                              $  11,100       $   9,000

 CAPITAL IN EXCESS OF PAR VALUE                         99,900         102,000

 DEFICIT                                              (142,966)       (118,529)
                                                    ----------      ----------

                                                     $ (31,966)     $   (7,529)
                                                    ----------      ----------


                                                     $     349      $      344
                                                    ==========      ==========

                             See accompanying notes.

                              ALPHACOM CORPORATION
                   INTERIM STATEMENT OF OPERATIONS AND DEFICIT

                                  (Unaudited)
                              Stated in U.S. Funds


                                                          For the Period Ended
                                          June 30         June 30       June 30       June 30
                                            2002            2002         2001          2001
                                         (3 Months)    (Year to Date) (3 Months)   (Year to Date)
                                         -----------   --------------  ---------   --------------

 REVENUE                                 $     -          $      -     $     -       $      -


 DIRECT COSTS                                  -                 -           -              -
                                         ----------       ----------   ---------  ------------


 GROSS MARGIN                            $     -          $      -     $     -       $      -
                                         ----------       ----------   ---------  ------------


 EXPENSES
    General and administration           $   1,427        $  1,038     $ 2,048       $  5,104
    Management services                        -                 -       1,000          2,500
    Professional fees                        6,818          11,134      14,838         25,388
    Amortization                                15              30          19             36
    Less - Cost recovery                       -                 -     (94,175)       (94,175)
                                         ----------      ----------   ----------   -----------

                                         $   8,260       $  12,202    $(76,270)      $(61,147)
                                         ----------      ----------   ----------   -----------


 NET EARNINGS (LOSS)                     $  (8,260)      $ (12,202)   $ 76,270       $ 61,147


 DEFICIT - Beginning of period            (118,530)       (130,764)   (165,360)      (179,676)
                                         ----------      ----------   ----------   -----------


 DEFICIT - End of period                 $(126,790)      $(142,966)   $(89,090)      $118,529)
                                         ==========      ==========   ==========   ===========



 EARNINGS (LOSS) PER COMMON SHARE,
 on a basic and fully diluted bases      $       -       $       -    $  0.002       $  0.001
                                         ==========      ==========   ==========   ===========


                             See accompanying notes.

                              ALPHACOM CORPORATION
                         INTERIM STATEMENT OF CASH FLOWS

                                  (Unaudited)
                              Stated in U.S. Funds


                                                                              For the Period Ended
                                                           June 30        June 30        June 30           June 30
                                                             2002          2002            2001             2001
                                                          (3 Months)   (Year to Date)    (3 Months)      (Year to Date)
                                                          ----------   --------------    ----------      --------------

CASH FROM (USED IN):

OPERATIONS

    Net earnings                                         $ (8,260)      $  (12,202)      $   76,270       $   61,147
    Adjustments to reconcile net loss to net
    cash provided by operating activities:
        Amortization                                           15               30               18               36
    Changes in assets and liabilities relating
    to operations
   Accounts payable and accrued liabilities                (3,111)          (5,509)          13,578           23,375
        Cost recovery                                           -                -          (94,175)         (94,175)
                                                       -----------      -----------      ------------    -------------

                                                         $(11,356)       $ (17,681)      $   (4,309)     $    (9,617)
                                                       -----------      -----------      ------------    -------------
 INVESTING

    Purchase of capital assets                           $      -        $       -       $        -      $         -
                                                       -----------      -----------      ------------    -------------
 FINANCING

    Advances from shareholders                           $11,354         $  17,673       $    3,000      $     9,404
                                                       -----------      -----------      ------------   --------------

 NET INCREASE IN CASH DURING THE PERIOD                 $     (2)        $      (8)      $   (1,309)     $     (213)

 CASH - Beginning of period                                   83                83            1,309             213
                                                        -----------      ----------      ------------   --------------

 CASH - End of period                                   $     81         $     75        $        -      $        -
                                                        ===========      ==========      ============   ==============

                              ALPHACOM CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                  (Unaudited)
                              Stated in U.S. Funds


1.   NATURE OF OPERATIONS

     Alphacom Corporation was incorporated under the laws of the State of Delaware on December 15, 1997. The company is a marketing distribution company operating in the distribution of software programs.


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

     The Company maintains its executive offices at 3044 Bloor Street West, Suite 210, Toronto, Ontario, M8X 2Y8. The Company is a subsidiary of 1476848 Ontario Inc., located at 3044 Bloor Street West, Suite 210, Toronto, Ontario, M8X 2Y8. Previously, the Company was a subsidiary of Lingo Media Inc. ("LMI") (formerly Alpha Communications Corp.) located at 151 Bloor Street West, Suite 890, Toronto, Ontario, M5S 1S4. On May 28,2001, 1476848 Ontario Inc. acquired 43,290,000 shares of the Company from LMI and is presently the major Shareholder.

     The Company was incorporated in December 1997. In September, 2000 the Company commenced trading on the Over The Counter Bulletin Board under the symbol "AHMC". The Company was originally incorporated for the purpose of assembling the capital and management resources required to duplicate the strategy of LMI, as regards to the specialty publishing business in the United States marketplace. As of December 31, 2000, the Company changed its focus from sales of promotional publications to distribution and marketing of English language learning software programs.

    The new management, after acquiring the Company as of May 28, 2001, is continuing the business of marketing and distribution of English Language Learning software programs. The Company is actively seeking new financing opportunities and possibilities to partner wtih new software distributors to build the educational English Language Learning software distribution business. To date, the Company (i) has defined the market opportunities for the Company in the educational language learning software distribution business; and (ii) is in the process of assembling a staff with knowledge and experience in the software distribution industry.

Comparison of Operating Results.

     During the three months ended June 30, 2002 and June 30, 2001 the Company did not generate any revenues.

     Expenses decreased from $17,905 for the three months ended June 30, 2001 to $8,260 for the three months ended June 30, 2002. The expenses for the three months ended June 30, 2001, do not account for a cost recovery in the amount of $76,270.

     Net operating position decreased from net earnings of $76,270 for the three months ended June 30,2001 to a net loss of $8,260 for the three months ended June 30, 2002.

     As of June 30, 2002, the Company's accumulated deficit was $142,966.

Liquidity and Capital Resources

     For the three months ended June 30,2002, the Company has not generated cash flow from its operations. Consequently, the Company has been dependent upon its parent company, 1476848 Ontario Inc., to fund its cash requirements.

     Current assets totaled $75 at June 30, 2002 compared to $83 at December 31, 2001. At June 30, 2002 the Company had cash of $75 but no short-term deposits.

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

                                     PART II

                                OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

    (a)               Exhibits:

           99.1 Certification of Principal Executive Officer

    (b)               Reports on Form 8-K:

           On April 1, 2002 and April 3, 2002, the Company filed reports on Form 8-K and Form 8-K/A relating to the change in auditors from KPMG LLP to Weisbrod Goldmacher LLP.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                      ALPHACOM CORPORATION







Dated: August 14,2002                             By  /s/ William A. Montgomery
                                                      -------------------------
                                                     William A. Montgomery,
                                                    President, CEO, Secretary