Form 10QSB
period 2002-09-30
ALPHACOM CORP
filed 2002-11-13
CIK 1084899

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB



(X) Quarterly Report pursuant to Section 13 or l5 (d) of the Securities Exchange Act of 1934 For the quarterly period ended

                               September 30, 2002

                                       OR

(   )Transition  Report  pursuant  to  Section  13 or 15 (d) of the  Securities
     Exchange Act of 1934

                         Commission File Number: 0-22245


                              ALPHACOM CORPORATION
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          DELAWARE                                              98-0206030
-------------------------------                            ---------------------
(State or Other Jurisdiction                                (I.R.S. Employer
 Incorporation or Organization)                           Identification Number)


           3044 Bloor Street West, Suite 210, Toronto, Ontario M8X 2Y8
          --------------------------------------------------------------
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

                                    Yes X No

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 44,400,000 shares of Common Stock, par value $0.0001 per share were outstanding as of November 13,2002.

                                      INDEX

                                                                          PAGE

Part I. FINANCIAL INFORMATION

  Item 1. Financial Statements

      Balance Sheet as of September 30, 2002 and December 31, 2001         2
      Interim Statement of Operations and Deficit for the period ended
       September 30, 2002 and September 30, 2001                           3
      Interim Statement of Cash Flows for the period ended September 30,
       2002 and September 30, 2001                                         4
      Notes to Interim Financial Statements                                5

  Item 2. Management's Discussion and Analysis or Plan of Operation        6

  Item 3.  Evaluation of Disclosure Controls and Procedures                7


Part II. OTHER INFORMATION
  Item 6. Exhibits and reports on Form 8-K                                 7

Signatures                                                                 7

                          PART I. FINANCIAL INFORMATION
Item 1. Financial Statements



                              ALPHACOM CORPORATION
                                  BALANCE SHEET
                              Stated in U.S. Funds


                                                 September 30        December 31
                                                    2002                2001
                                                 ------------        -----------
                                                 (Unaudited)

                        A S S E T S

 CURRENT
    Cash                                        $      86             $     83
    Sales taxes receivable                            951                  492
                                                 ----------            ---------
                                                $   1,037             $    575
 CAPITAL ASSETS                                       258                  304
                                                 ----------            ---------
                                                $   1,295             $    879
                                                 ==========            =========

                  L I A B I L I T I E S

 CURRENT
    Accounts payable and accrued liabilities    $   5,901             $ 12,080

 ADVANCES FROM PARENT (Note 2)                     32,462                8,563
                                                 ----------            ---------
                                                $  38,363             $ 20,643
                                                 ----------            ---------

                 SHAREHOLDERS' DEFICIT


 SHARE CAPITAL (Note 3)                         $  11,100             $ 11,100

 CAPITAL IN EXCESS OF PAR VALUE                    99,900               99,900

 DEFICIT                                         (148,068)            (130,764)
                                                -----------           ----------

                                                $ (37,068)            $(19,764)
                                                -----------           ----------

                                                $   1,295             $    879
                                                ===========           ==========

                              ALPHACOM CORPORATION
                   INTERIM STATEMENT OF OPERATIONS AND DEFICIT

                                  (Unaudited)
                              Stated in U.S. Funds

                                                             For the Period Ended
                                       September 30     September 30      September 30     September 30
                                           2002             2002              2001             2001
                                       (3 Months)      (Year to Date)      (3 Months)     (Year to Date)

 REVENUE                              $     -          $      -          $     -            $    -

 DIRECT COSTS                               -                 -                -                 -
                                      --------------   --------------    --------------   --------------

 GROSS MARGIN                         $     -          $      -          $     -            $    -
                                      --------------   --------------    --------------   --------------

 EXPENSES
    General and administration        $ 2,718          $  3,756          $   824            $9,106
    Management services                     -                 -                -             2,500
    Professional fees                   2,368            13,502              653            22,883
    Amortization                           16                46               19                36
    Less - Cost recovery                    -                 -           (4,360)          (98,535)
                                      --------------   --------------    --------------   --------------

                                      $ 5,102          $ 17,304          $(2,864)         $(64,010)
                                      --------------   --------------    --------------   --------------


 NET EARNINGS (LOSS)                  $(5,102)         $(17,304)         $ 2,864          $ 64,010

 DEFICIT - Beginning of period       (142,966)         (130,764)        (118,530)         (179,676)
                                      --------------   --------------    --------------   --------------

 DEFICIT - End of period            $(148,068)        $(148,068)       $(115,666)        $(115,666)
                                      ==============   ==============    ==============   ==============

 EARNINGS (LOSS) PER COMMON SHARE, on
    a basic and fully diluted bases $       -         $       -        $       -         $       -
                                      ==============   ==============    ==============   ==============

 WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                  44,400,000        44,400,000      44,400,000        44,400,000
                                     ===============   ==============    ==============   ==============

                                       3

                              ALPHACOM CORPORATION
                         INTERIM STATEMENT OF CASH FLOWS

                                  (Unaudited)
                              Stated in U.S. Funds


                                                                            For the Period Ended
                                                  September 30       September 30         September 30         September 30
                                                      2002               2002                2001                 2001
                                                   (3 Months)       (Year to Date)        (3 Months)          (Year to Date)

CASH FROM (USED IN):

OPERATIONS

    Net earnings                                  $ (5,102)         $ (17,304)           $  2,864              $  64,010
    Adjustments to reconcile net loss to
     net cash provided by operating
        activities:
        Amortization                                    16                 46                  18                     36
    Changes in assets and liabilities
    relating to operations
        Sales tax receivable                          (379)             (459)                   -                      -
        Accounts payable and accrued liabilities      (750)           (6,179)              (3,912)               (45,068)
                                                 ------------   --------------          ------------           ------------

                                                  $ (6,215)       $  (23,896)           $  (1,030)             $  18,978
                                                 ------------   --------------          ------------           ------------

 INVESTING
    Purchase of capital assets                    $      -        $        -            $       -              $       -
                                                 ------------   --------------          ------------           ------------

 FINANCING

    Advances from shareholders                    $  6,226        $   23,899            $   1,030              $ (19,191)
                                                 ------------   --------------          ------------           ------------

 NET INCREASE IN CASH DURING THE PERIOD           $     11        $        3            $       -              $    (213)

 CASH - Beginning of period                             75                83                    -                    213
                                                 ------------   --------------          ------------           -------------

 CASH - End of period                             $     86        $       86            $       -              $       -
                                                 ============   ==============          ============           =============

                              ALPHACOM CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                SEPTEMBER 30,2002
                                  (Unaudited)
                              Stated in U.S. Funds

1.  NATURE OF OPERATIONS

    Alphacom Corporation was incorporated under the laws of the State of Delaware on December 15,1997. The company is a marketing distribution company operating in the distribution of software programs.


2.  ADVANCES FROM PARENT

    The advances from parent company, 1476848 Ontario Inc., have no specific terms of repayment and are non-interest bearing.

3.  SHARE CAPITAL

    Authorized
          49,990,000   Common shares, par value $.0001 per share
              10,000   Preference shares, par value $0.0001 per share
    Issued upon incorporation:
          11,000,000   Common shares                            $       11,000
    Issued during the period January 1 to September 30, 2001:
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

Comparison of Operating Results.

    During the three months ended September 30, 2002 and September 30, 2001 the Company did not generate any revenues.

    Expenses increased from $1,496 for the three months ended September 30, 2001 to $5,102 for the three months ended September 30, 2002. This does not reflect a cost recovery of $4,360 for the three months ended September 30, 2001.

    Net operating position decreased from net earnings of $2,864 for the three months ended September 30, 2001 to a net loss of $5,102 for the three months ended September 30, 2002.

    As of September 30, 2002, the Company's accumulated deficit was $148,068.

Liquidity and Capital Resources

    For the three months ended September 30, 2002, the Company has not generated cash flow from its operations. Consequently, the Company has been dependent upon its parent company, 1476848 Ontario Inc., to fund its cash requirements.

    Current assets totaled $1,037 at September 30, 2002 compared to $575 at December 31, 2001. At September 30, 2002 the Company had cash of $86 but no short-term deposits.

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

Item 3. Evaluation of Disclosure Controls and Procedures

         (a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

         (b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

                                     PART II

                                OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits:

     Exhibit No.           Description

          99.1 Certification Pursuant to 18.U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

           There were no reports on Form 8-K during the quarter for which this report is filed.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    ALPHACOM CORPORATION





Dated: November 13, 2002                            By/s/ William A. Montgomery
                                                      --------------------------
                                                      William A. Montgomery,
                                                      President, CEO, Secretary

                                 CERTIFICATIONS

I, William A. Montgomery, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Alphacom Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. As the registrant's certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002

By: /s/ William A. Montgomery
   ---------------------------
William A. Montgomery
Chief Executive Officer and Principal Financial Officer

Exhibit 99.1


      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF TEHE SARBANES-OXLEY ACT OF 2002


I, William A. Montgomery, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of AlphaCom Corporation on Form 10-QSB for the quarterly period ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of AlphaCom Corporation.


                                           By:/s/ William A. Montgomery
                                             ---------------------------
                                           Name: William A. Montgomery
                                           Title: Chief Executive Officer
                                           and Principal Financial Officer
November 13, 2002