Form 10KSB
period 2002-12-31
ALPHACOM CORP
filed 2003-03-18
CIK 1084899

WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                             COMMISSION FILE NUMBER
                                     0-22245

                              ALPHACOM CORPORATION
           ---------------------------------------------------------
           (Exact name of the registrant as specified in its charter)

           DELAWARE                                         98-0206030
--------------------------------                     ----------------------
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

                                 (416) 259-2590
                         -------------------------------
                         (Registrant's telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT: NONE

SECURITIES REGISTERED PURSUANT SECTION 12(g) OF THE EXCHANGE ACT:

                    COMMON STOCK, PAR VALUE $0.0001 PER SHARE

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

     Issuer's revenues for the fiscal year ended December 31, 2002: $0.

     As of March 18, 2003, 1,776,000 shares of Common Stock of the issuer were outstanding and the aggregate market value of the voting common stock held by non-affiliates, was approximately $8,880.

         Transitional Small Business Disclosure Format: Yes [ ] No [X]

         Documents incorporated by reference: NONE

                                Table of Contents

                                                                            Page

PART I                                                                        3
   Item 1.  DESCRIPTION OF BUSINESS                                           3
   Item 2.  DESCRIPTION OF PROPERTY                                           4
   Item 3.  LEGAL PROCEEDINGS                                                 4
   Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               4
PART II                                                                       5
   Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS          5
   Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION         5
   Item 7.  FINANCIAL STATEMENTS                                              5
   Item 8.  CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE                                          5
PART III                                                                      6
   Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT        6
   Item 10. EXECUTIVE COMPENSATION                                            6
   Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT    7
   Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    7
   Item 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K                           7
   Item 14  CONTROLS AND PROCEDURES                                           8

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

     The Company maintains its executive offices at 3044 Bloor Street West, Ste. 210, Toronto, Ontario, Canada M8X 2Y8. Previously, the Company was a subsidiary of Lingo Media Inc. ("LMI") (formerly Alpha Communications Corp.) located at 151 Bloor St. West, Suite 890, Toronto, Ontario M5S 1S4. On May 28, 2001, 1476848 Ontario Inc. acquired 1,731,600 shares of the Company from LMI and is presently the majority shareholder.

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

     The new management, after acquiring the Company as of May 28, 2001, continued the business of marketing and distribution of English Language Learning software programs. The Company is actively seeking new financing opportunities and possibilities to partner with new software distributors to build the educational English Language Learning software distribution business. To date, the Company has defined the market opportunities for the Company in the educational language learning software distribution business.

     The Company signed an international distribution agreement for an English language learning software product line in replacement of another product line.

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

Recent Developments

       In February, 2003, 1476848 Ontario Inc., the Company's controlling shareholder, consented to action without a meeting of the shareholders where it elected William A. Montgomery to serve as the Company's sole director and modified Article III, Section 1 of the Company's bylaws to provide that there shall be no less than one and no more than nine directors.

     On March 7, 2003, the Company affected a 1:25 reverse stock split and reauthorized 50,000,000 shares of stock consisting of 49,990,000 shares of common stock with a par value of $.0001 per share, and 10,000 shares of preferred stock with a par value of $.0001 per share. In connection with the reverse stock split, the Company received the new stock symbol ALHO.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company maintains offices at 3044 Bloor Street West, Suite 210, Toronto, Ontario Canada M8X 2Y8.

ITEM 3.  LEGAL PROCEEDINGS.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                    PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock, par value $0.0001 per share (the "Common Stock"), was traded on the OTC Bulletin Board market under the symbol "AHMC" until such time as the Company amended its articles of incorporation and affected a 1:25 reverse stock split in February 2003 and received the stock symbol "ALHO". On March 17, 2003, the closing bid price of the Common Stock was $.20 per share. The Common Stock is traded sporadically and no established liquid trading market currently exists therefor.

     The following table represents the range of the high and low price for our Common Stock on the OTC Bulletin Board for each fiscal quarter for the last Three fiscal years ending December 31, 2000, 2001, and 2002, respectively. These Quotations represent prices between dealers, may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

               Year 2000                High           Low
          -------------------          ------          -----
           Third Quarter                 .38             .25
           Fourth Quarter                .38             .25

               Year 2001                High           Low
          -------------------          ------          -----
           First Quarter                 4.00            .38
           Second Quarter               20.00            .30
           Third Quarter                10.00           1.20
           Fourth Quarter                6.00           1.50

               Year 2002                High           Low
          -------------------          ------          -----
          First Quarter                  2.50            .10
          Second Quarter                  .10            .08
          Third Quarter                   .10            .07
          Fourth Quarter                  .06            .04

Holders

     As of December 31, 2002, there were approximately 200 shareholders of our Common Stock.

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

Comparison of Operating Results For Year Ended December 31, 2002 To Year Ended December 31, 2001

     The Company's revenues were $0 for the year ended December 31, 2002 and $0 for the year ended December 31, 2001.

Gross profit was $0 for the year ended December 31, 2002 and the year ended December 31, 2001.

     Expenses increased by $106,208 from $(48,912) for the year ended December 31, 2001 to $57,296 for the year ended December 31, 2002. The increase in expenses was principally due to an increase of professional fees of $22,768 from $32,504 for the year ended December 31, 2001 to $55,272 for the year ended December 31, 2002; as well as a cost recovery of $(98,535) for the year ended
December 31, 2001 attributable to liabilities assumed by Lingo Media, the Company's former parent company, in the amount of $68,910 and a loan in the amount of $29,625 by Lingo Media which was forgiven. The assumption of loans and forgiveness of a loan by Lingo Media were in connection with a Share Purchase Agreement wherein 1476848 Ontario Inc. acquired its controlling interest in the Company.

     Net earnings (loss) changed $106,208 from net earnings of $48,912 for the year ended December 31, 2001 to a loss of $(57,296) for the year ended December 31, 2002. The increase in net loss is due to the increase in professional fees during the year ended December 31, 2002 as well as earnings due to the cost recovery of $98,535 for the year ended December 31, 2001 attributable to the assumption of liabilities by Lingo Media Inc. in the amount of $68,910 and forgiveness of a loan by Lingo Media Inc. in the amount of $29,625, both in connection with a Share Purchase Agreement.

     As of December 31, 2002, the Company's accumulated deficit was $188,060.

Liquidity and Capital Resources

     For the year ended December 31, 2002, the Company has not generated cash flow from its operations. Consequently, the Company has been dependent upon its parent company, 1476848 Ontario Inc., to fund its cash requirements.

     As of December 31, 2002, the Company had cash of $8, capital assets of $244, and a working capital deficit of $77,304. As of December 31, 2002, the Company had no outstanding debt other than ordinary trade payables, professional fees, and advances from 1476848 Ontario Inc.

     The Company's parent company, 1476848 Ontario Inc., is seeking a merger or sale of its Company stock so that sufficient working capital will be obtained from operations to meet the Company's obligations.

ITEM 7.  FINANCIAL STATEMENTS

     The audited financial statements, together with the independent accountants report thereon of Rosenberg Smith & Partners Chartered Accountants appears herein.

ITEM 8. CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The following table sets forth information concerning each of the directors and executive officers of the Company:

Name                      Age    Position
------                    ---    --------

William A. Montgomery     43     President, CEO, Secretary and Director

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



                           SUMMARY COMPENSATION TABLE


                                             Annual                        Long-Term
                                          Compensation                Compensation Awards
                                --------------------------------   --------------------------
        Payouts
                                                       Other       Securities
Name and                                               Annual      Underlying       All Other
Principal                       Salary      Bonus   Compensation     Options       Compensation
Position                Year      ($)        ($)        ($)            (#)             ($)
----------              ----    ------      -----   ------------   ----------      ------------
William A. Montgomery   2002       $0       - 0 -       N/A            N/A             N/A
President, CEO and      2001       $0       - 0 -       N/A            N/A             N/A
Secretary

COMPENSATION OF DIRECTORS

     There is no arrangement for the cash compensation of directors.

EMPLOYMENT AGREEMENTS

     There are currently no employment agreements between the Company and any of its named executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information as of March 18, 2003 with respect to the number of shares of the Common Stock beneficially owned by:
(i) each person known to the Company to be the beneficial owner of more than five percent of the Common Stock; (ii) each of the directors of the Company; and
(iii) all of the directors and executive officers of the Company as a group. Except as otherwise indicated, each such stockholder has sole voting and investment power with respect to the shares beneficially owned by such stockholder. A person is deemed to beneficially own a security if he has or shares the power to vote or dispose of the security or has the right to acquire it within 60 days.




                         AMOUNT AND NATURE
                         OF BENEFICIAL               PERCENT OF
NAME AND ADDRESS                                     OWNERSHIP(1)                CLASS
----------------------------------------------------------------------------------------
1476848 Ontario, Inc.(2)  1,731,600                   97.5%                       Common

William A. Montgomery(3)  1,731,600                   97.5%                       Common

All Executive Officers and Directors
As a group (1 person)     1,731,600                   97.5%                       Common


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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company has been cumulatively advanced $29,601 by 1476848 Ontario, Inc., its parent company, and this amount remains outstanding as of December 31, 2002.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

(a)(1)   Financial Statements:

     The following Financial Statements of the Company are included in this report.

     Report of Rosenberg Smith & Partners Chartered Accountants

     Auditors' Report

     Balance Sheet at December 31, 2002

     Statement of Deficit Year Ended December 31, 2002

     Statement of Loss Year Ended December 31, 2002 and December 31, 2001

     Statement of Cash Flows Year Ended December 31, 2002 and December 31, 2001

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

     2.3 By-Laws of the Company (incorporated by reference Company's Form 10-SB filed with the Securities and Exchange Commission on July 14,
          1999).

    2.4 Certificate of Amendment (incorporated by reference Company's Form 8-K filed with the Securities and Exchange Commission on March 10, 2003).

    4.1 Form of Common Stock Certificate (incorporated by reference Company's Form 10-SB filed with the Securities and Exchange Commission on July 14, 1999).

     10.1 Operating Agreement between the Registrant and Alpha Communications Corp., dated December 17, 1998 (incorporated by reference Company's Form 10-SB filed with the Securities and Exchange Commission on July 14, 1999).

     99.1(*)  Certification  of  Principal  Executive  Officer  Pursuant to 18
          U.S.C.  Section  1350

* Included herein
--------------------------------------------------------------------------------

(b)  Reports on Form 8-K:

     The Company did not file any reports on Form 8-K during the fourth quarter ended December 31, 2002. On March 10, 2003, the Company filed a report on Form 8-K relating to the amendment to the certificate of incorporation to reauthorize 50,000,000 shares of stock consisting of 49,990,000 shares of common stock with a par value of $.0001 per share, and 10,000 shares of preferred stock with a par value of $.0001 per share, following a 1:25 reverse stock split.

ITEM 14. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Our principal executive officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

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


ALPHACOM CORPORATION

By:  /s/ William  A. Montgomery
- -----------------------------
William  A. Montgomery
President, CEO and a Director

March 18, 2003

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William  A. Montgomery
- ----------------------------
William  A. Montgomery
President, CEO and Director                       Dated: March 18, 2003

Financial Statements

                              ALPHACOM CORPORATION
                              FINANCIAL STATEMENTS
                                DECEMBER 31,2002
                              Stated in U.S. Funds

                              ALPHACOM CORPORATION
                              FINANCIAL STATEMENTS
                                DECEMBER 31,2002


                                    CONTENTS
                                                                     Page

Auditors' Report                                                      1

Balance Sheet                                                         2

Statement of Deficit                                                  3

Statement of Loss                                                     4

Statement of Cash Flows                                               5

Notes to Financial Statements                                        6 - 9

                                AUDITORS' REPORT
                                ----------------

To the Shareholders of ALPHACOM CORPORATION

We have audited the Balance Sheet of ALPHACOM CORPORATION as at December 31,2002 and the Statements of Loss, Deficit and Cash Flows for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31,2002 and the results of its operations and its cash flows for the year then ended in accordance with generally accepted accounting principles in the United States.

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

Concord, Ontario                                    "Rosenberg Smith & Partners"
March 5, 2003                                           CHARTERED ACCOUNTANTS

                              ALPHACOM CORPORATION
             (Incorporated under the laws of the State of Delaware)
                                  BALANCE SHEET
                                DECEMBER 31,2002
                              Stated in U.S. Funds
-------------------------------------------------------------------------------
                                                          2002             2001
-------------------------------------------------------------------------------
                                                            $                $

                                     ASSETS

CURRENT

Cash                                                        8               83

CAPITAL ASSETS (Note 4)                                    244              304
-------------------------------------------------------------------------------
                                                           252              387
===============================================================================

                                   LIABILITIES
CURRENT

Accounts payable                                          47,711         11,588
Due to parent company (Note 5)                            29,601          8,563
                                                          ------          -----
                                                          77,312         20,151
                                                          ------         ------

                              SHAREHOLDERS' DEFICIT

SHARE CAPITAL ISSUED AND PAID UP (Note 6)                  1,110          1,110

CAPITAL IN EXCESS OF PAR VALUE                           109,890        109,890

DEFICIT                                                 (188,060)      (130,764)
                                                        ---------      ---------
                                                         (77,060)       (19,764)
--------------------------------------------------------------------------------
                                                             252            387
================================================================================

                                                APPROVED ON BEHALF OF THE BOARD:
                                                                        Director
                                          ------------------------------
                                                                        Director
                                          ------------------------------

                             See Accompanying Notes

                              ALPHACOM CORPORATION
                              STATEMENT OF DEFICIT
                           YEAR ENDED DECEMBER 31,2002
                              Stated in U.S. Funds
-------------------------------------------------------------------------------
                                                          2002             2001
-------------------------------------------------------------------------------
                                                            $                $

Balance, beginning of year                              (130,764)      (179,676)

     Net income (loss)                                   (57,296)        48,912
--------------------------------------------------------------------------------
Balance, end of year                                    (188,060)      (130,764)

                             See Accompanying Notes

                              ALPHACOM CORPORATION
                                STATEMENT OF LOSS
                           YEAR ENDED DECEMBER 31,2002
                              Stated in U.S. Funds
-------------------------------------------------------------------------------
                                                          2002             2001
-------------------------------------------------------------------------------
                                                            $                $
REVENUE                                                     -                -
                                                          ------          -----
EXPENSES
Amortization                                                  60             76
Management salaries                                         -             2,500
Office and general                                         1,964         14,543
Professional fees                                         55,272         32,504
                                                          ------          -----
                                                          57,296         49,623
Cost recovery (Note 7)                                      -           (98,535)
                                                          ------          -----
                                                          57,296        (48,912)
                                                          ------          -----
--------------------------------------------------------------------------------
NET INCOME (LOSS)                                        (57,296)        48,912
================================================================================

Earnings (loss) per share  - basic and fully diluted       (0.01)             -

Weighted average number of common shares outstanding   11,100,000    11,100,000

                             See Accompanying Notes

                              ALPHACOM CORPORATION
                             STATEMENT OF CASH FLOWS
                           YEAR ENDED DECEMBER 31,2002
                              Stated in U.S. Funds
-------------------------------------------------------------------------------
                                                          2002             2001
-------------------------------------------------------------------------------
                                                            $                $
CASH  GENERATED  (USED)  BY:

OPERATING  ACTIVITIES

Net income (loss)                                        (57,296)        48,912
Non-cash expenses
Amortization                                                  60             76
Changes in other working capital items
Accounts payable                                          36,122        (37,460)
                                                          ------          -----
                                                         (21,114)        11,528
                                                          ------          -----

FINANCING  ACTIVITIES

Advances from (to) parent company                          21,039       (11,658)
                                                          ------          -----

DECREASE IN CASH                                              (75)         (130)

CASH, beginning of year                                        83           213
--------------------------------------------------------------------------------
CASH, end of year                                               8            83
================================================================================

                             See Accompanying Notes

                              ALPHACOM CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31,2002
                              Stated in U.S. Funds

1.     NATURE OF OPERATIONS

Alphacom Corporation was incorporated under the laws of the State of Delaware on December 15,1997. The Company is a marketing distribution company operating in the distribution of software programs.

2.     GOING CONCERN

These financial statements have been prepared on a going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of business. The Company realized a net loss of $57,296 for 2002 (2001 - income of $48,912 after taking into account a recovery of expenses as part of a Share Purchase Agreement as described in note 7 below). The application of the going concern concept is dependant on the Company's ability to generate future profitable operations and/or obtain additional financing to fund future operations. Management continues to make loans to the Company to fund ongoing cash flow requirements and is of the opinion that it must review various alternatives to allow the Company to continue operations, including new financing, merger opportunities or an outright sale, in order that sufficient working capital will be obtained from operations and external financing will be obtained to meet the Company's liabilities and commitments as they become due. If the going concern assumption were not appropriate for these financial statements, then adjustments would be necessary to the carrying values of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used.

3.     ACCOUNTING  POLICIES

     (a)     CAPITAL  ASSETS:

Capital assets are carried at acquisition cost less accumulated amortization. Amortization is provided annually by the company at rates intended to amortize the assets over their estimated useful lives as follows:

Furniture  and  fixtures     20%     diminishing  balance

Where the company determines that circumstances indicate that the carrying value of certain capital assets may not be recoverable, the company's policy is to write the asset down to an estimate of the future cash flows expected to result from the use of the asset and its eventual disposition. Such an impairment loss will be charged to operations in the current year.


     (b)     REVENUE  RECOGNITION:

The Company records its revenue from licensing contracts as services are provided.

                              ALPHACOM CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31,2002
                              Stated in U.S. Funds


     (c)     USE  OF  ESTIMATES:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (d)     INCOME  TAXES:

The company accounts for income taxes under the asset and liability method as required by SFAS No. 109, Accounting for Income Taxes. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted tax rates applicable to future years to differences between the financial statements carrying amounts and the tax bases of existing assets and liabilities.

     (e)     COMPREHENSIVE  INCOME:

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

     (f)     GENERAL:

These financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP), as they relate to these financial statements.

4.     CAPITAL ASSETS
                                                           2002         2001
                                         ACCUMULATED     NET BOOK     NET BOOK
                               COST     AMORTIZATION       VALUE        VALUE
-------------------------------------------------------------------------------
                                $            $                $            $
Furniture and fixtures           475          231              244          304
================================================================================

                              ALPHACOM CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31,2002
                              Stated in U.S. Funds


5.     DUE TO PARENT COMPANY

The balances due to the parent company, 1476848 Ontario Inc., relate to current expenditures, have no specific terms of repayment and are non-interest bearing.

6.     STATED  CAPITAL

                                                                  2002     2001
                                                                  ----     ----
                                                                    $        $
AUTHORIZED

     49,990,000     Common shares, par value $.0001 per share
         10,000     Preference shares, par value $.0001 per share

ISSUED AND PAID UP
     11,100,000     Common shares                                 1,110   1,110
                                                                  =====   =====

On March 7, 2003 the Company declared a 1:25 reverse stock split and reauthorized 50,000,000 shares of stock consisting of 49,990,000 shares of common stock with a par value of $.0001 per share, and 10,000 shares of preferred stock with a par value of $.0001 per share. All historical share and per share information has been restated to reflect the effects of the 1:25 reverse stock split on a retroactive basis.
On March 19, 2001 the Company had declared a 4-for-1 stock split of its common stock by way of a stock dividend. In addition, the Company's Certificate of Incorporation was amended to provide that the par value of the Company's common and preferred shares shall be reduced from $0.001 to $0.0001.

On May 28, 2001 a Share Purchase Agreement was entered into between Lingo Media Inc. and 1476848 Ontario Inc., wherein 1476848 Ontario Inc. acquired 10,822,500 shares in the Company from Lingo Media Inc.

7.     COST RECOVERY

As per the Share Purchase Agreement mentioned in note 6 between Lingo Media Inc. (the previous parent company) and 1476848 Ontario Inc., Lingo Media assumed liabilities in the amount of $68,910 and the loan in the amount of $29,625 by Lingo Media was forgiven.

                              ALPHACOM CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31,2002
                              Stated in U.S. Funds


8.     EARNINGS (LOSS) PER SHARE

The per share data has been calculated using the weighted average number of common shares outstanding during each period presented a basic and fully diluted basis in accordance with SFAS 128.

9.     INCOME TAXES

The Company has provided a full valuation allowance against deferred tax assets at December 31, 2002, due to uncertainties in the Company's ability to utilize its net operating losses.