Form 10QSB
period 2003-03-31
TVE CORP
filed 2003-05-09
CIK 1084899

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


(X) Quarterly Report pursuant to Section 13 or l5 (d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2003

                                       OR

( ) Transition Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                         Commission File Number: 0-22245
                                                 -------


                                TVE CORPORATION
        ----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             DELAWARE                                           98-0206030
  ------------------------------                          ---------------------
  (State or Other Jurisdiction                             (I.R.S. Employer
  Incorporation or Organization)                          Identification Number)


            599-B Yonge Street, Suite 317, Toronto, Ontario M4Y 1Z4
           -----------------------------------------------------------
                    (Address of Principal Executive Offices)

          Issuer's Telephone Number, Including Area Code: 416-783-9639

                                       N/A
      ---------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X  No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,769,497 shares of Common Stock, par value $0.0001 per share were outstanding as of May 9, 2003.

                                      INDEX


Part I. FINANCIAL INFORMATION                                              3

  Item 1. Financial Statements

      Balance Sheet as at March 31, 2003 and as December 31, 2002          4
      Interim Statement of Operations and Deficit for the period
       ended March 31, 2003  and March 31, 2002                            5
      Interim Statement of Cash Flows for the period ended March 31, 2003
       and March 31, 2002                                                  5
      Notes to Interim Financial Statements                                6

  Item 2. Management's Discussion and Analysis or Plan of Operation        8

  Item 3.  Evaluation of Disclosure Controls and Procedures                8


Part II. OTHER INFORMATION                                                10

  Item 6. Exhibits and Reports on Form 8-K                                10

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                 TVE CORPORATION
                                  BALANCE SHEET
                                  (Unaudited)
                              Stated in U.S. Funds



                                                    March 31        December 31
                                                      2003             2002
                                                    --------        -----------

                                  A S S E T S

 CURRENT
    Cash                                            $     -          $     8
    Sundry Assets                                      6,193             616
                                                    ---------       -----------
                                                    $  6,193         $   624

 CAPITAL ASSETS                                          232             244
                                                    ---------       -----------
                                                    $  6,425         $   868
                                                    =========       ===========

                              L I A B I L I T I E S

CURRENT
    Accounts payable and accrued liabilities        $100,473         $48,327

 ADVANCES FROM RELATED PARTY (Note 2)                    850          29,601
                                                    ---------       -----------
                                                    $1,01,349        $77,928
                                                    ---------       -----------

                              SHAREHOLDERS' DEFICIT


 SHARE CAPITAL (Note 3)                             $   1,100        $ 1,100

 CAPITAL IN EXCESS OF PAR VALUE                       109,890        109,890

 DEFICIT                                             (205,924)      (188,060)
                                                    ---------       -----------

                                                    $ (94,924)      $(77,060)
                                                    ---------       -----------
                                                    $   6,425       $    868
                                                    =========       ===========


                                TVE CORPORATION
                   INTERIM STATEMENT OF OPERATIONS AND DEFICIT
                                  (Unaudited)
                              Stated in U.S. Funds

                                                       For the Period Ended
                                                      March 31      March 31
                                                        2003          2002
                                                      (3 Months)   (3 Months)
                                                    ------------  ------------


 REVENUE                                               $      -     $      -

 DIRECT COSTS                                                 -            -
                                                      ----------   ------------

 GROSS MARGIN                                          $      -     $      -
                                                      ----------   ------------

 EXPENSES
    General and administration                         $     82     $   1,427
    Management services                                       -             -
    Professional fees and shareholder services           55,696         6,818
    Amortization                                             12            15
                                                      ----------   ------------
                                                       $ 55,790     $   8,260
COST RECOVERY                                           (37,951)            -
                                                      ----------   ------------
NET LOSS                                               $(17,864)    $  (8,260)

 DEFICIT - Beginning of period                         (188,060)     (130,764)
                                                      ----------   ------------

 DEFICIT - End of period                              $(205,924)    $(139,024)
                                                       ==========   ===========


 LOSS PER COMMON SHARE, on a basic and
    fully diluted bases                               $    0.01     $   (0.00)
                                                       ==========   ===========

 WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING  1,776,000    1,776,000
                                                       ========== ============



                                TVE CORPORATION
                         INTERIM STATEMENT OF CASH FLOWS
                                  (Unaudited)
                              Stated in U.S. Funds

                                                       For the Period Ended
                                                     March 31          March 31
                                                      2003              2002
                                                   (3 Months)        (3 months)
-------------------------------------------------------------------------------
                                                      $              $
CASH GENERATED  (USED) BY:

OPERATING ACTIVITIES

Net income (loss)                                      (17,864)         (8,260)
Non-cash items
Amortization                                                12              15
Cost Recovery                                          (37,951)              -
Changes in other working capital items
Accounts payable                                        52,146          (3,111)
Sundry Assets                                           (5,576)              -
                                                       -------          -------
                                                        (9,245)        (11,356)
                                                       -------          -------

FINANCING ACTIVITIES

Advances from (to) related party                         9,200          11,354
                                                       -------          -------
                                                         9,237          19,354
                                                       -------          -------


DECREASE IN CASH                                            (8)             (2)

CASH, beginning of year                                      8              83
-------------------------------------------------------------------------------
CASH, end of year                                            -              81
===============================================================================

                                 TVE CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  MARCH 31,2003
                                  (Unaudited)
                              Stated in U.S. Funds


1.  NATURE OF OPERATIONS

    TVE Corporation was incorporated under the laws of the State of Delaware on December 15,1997 as AlphaCom Corporation. The Company changed its name in March 2003 to TVE Corporation. The Company is currently focusing on the precious metals and minerals mining industries, with an emphasis on gold mining and activities related to this business.

2.  ADVANCES FROM RELATED PARTY

The advances from related party have no specific terms of repayment and are non-interest bearing.


3.  SHARE CAPITAL

    Authorized
          49,990,000   Common shares, par value $0.0001 per share
              10,000   Preference shares
    Issued upon incorporation:
          11,000,000   Common shares
    Issued during the period January 1 to September 30,2001:
             100,000   Common shares
    Total then issued:
           11,100,000  Common shares
    Stock split 4 for 1:
           44,400,000  Common shares
Reverse stock split 1 for 25:
            1,776,000  Common shares
Re-authorized:
           49,990,000  Common shares, par value $0.0001 per share
               10,000  Preference shares


On March 7, 2003 the Company declared a 1:25 reverse stock split and re-authorized 50,000,000 shares of stock consisting of 49,990,000 shares of common stock with a par value of $.0001 per share, and 10,000 shares of preferred stock with a par value of $.0001 per share. All historical share and per share information has been restated to reflect the effects of the 1:25 reverse stock split on a retroactive basis.

On March 19, 2001 the Company had declared a 4-for-1 stock split of its common stock by way of a stock dividend. In addition, the Company's Certificate of Incorporation was amended to provide that the par value of the Company's common and preferred shares shall be reduced from $0.001 to $0.0001.

4.     COST RECOVERY

On March 20, 2003, 1476848 Ontario Inc. entered into a stock purchase agreement with Bruce Cohen, whereby 1476848 Ontario Inc. sold 1,500,000 shares of the Registrant's common stock in consideration for US$55,000 in cash and the assumption of liabilities of US$94,106.02. In addition, 1476848 Ontario Inc. agreed to forgive all balances and advances owed to it by the Registrant which totaled US$37,951, pursuant to an addendum to the stock purchase agreement.

5.     COMPARATIVE FIGURE

Certain comparative figures have been reclassified to conform with the financial statement presentation adopted in the current period.

6.     SUBSEQUENT EVENTS

On April 1, 2003 TVE Corporation issued 993,497 shares in lieu of consulting fees owed of $81,963.51.

Item 2.    Management's Discussion and Analysis or Plan of Operation

TVE Corporation ("TVE" or alternatively, the "Company"), a Delaware Corporation, incorporated in 1997, is currently focusing on the precious metals and minerals mining industries, with an emphasis on gold mining and activities related to this business.

The Company maintains its executive offices at 599-B Yonge Street, Suite 317, Toronto, Ontario M4Y 1Z4. The Company was a subsidiary of 1476848
Ontario Inc., located at 3044 Bloor Street West, Suite 210, Toronto, Ontario, M8X 2Y8. Previously, the Company was a subsidiary of Lingo Media Inc. ("LMI") (formerly Alpha Communications Corp.) located at 151 Bloor Street West, Suite 890, Toronto, Ontario, M5S 1S4. On March 20, 2003, Bruce Cohen acquired 1,500,000 shares of the Company from 1476848 Ontario Inc and is presently the majority shareholder.

TVE Corporation was incorporated under the laws of the State of Delaware on December 15,1997 as AlphaCom Corporation. The Company changed its name in March 2003 to TVE Corporation. In September 2000 the Company commenced trading on the Over The Counter Bulletin Board under the symbol "AHMC", the symbol was changed to "ALHO" as of March 7, 2003. The Company was originally incorporated for the purpose of assembling the capital and management resources required to duplicate the strategy of LMI, as regards to the specialty publishing business in the United States marketplace. As at December 31, 2000, the Company changed its focus from sales of promotional publications to distribution and marketing of English language learning software programs.

The new management, after acquiring control of the Company on March 20, 2003, has changed its business as of April 24, 2003, from marketing and distribution of English Language Learning software programs to focus on the precious metals and minerals mining industries, with an emphasis on gold mining and activities related to this business. The Company believes that the resurgent interest in the precious metals and mining industry is currently presenting many opportunities in many facets of this industry. The anticipated activities may include acquiring mining opportunities outright or partial interests therein and/or participating in potential exploration for, delineation of, development of or exploitation of ore bodies that may be found on such mining prospects. Initial activities are expected to commence with a review of numerous international areas, with an emphasis on gold mining. The registrant intends to seek third party financing to fund its endeavors in the precious metals and minerals mining industries.

Comparison of Operating Results.

During the three months ended March 31, 2003 and March 31, 2002 the Company did not generate any revenues.

General and administrative expenses decreased from $1,427 for the three months ended March 31, 2002 to $82 for the three months ended March 31, 2003.

Professional fees and shareholder services increased from $6,818 for the three months ended March 31, 2002 to $55,696 for the three months ended March 31, 2003, whereas amortization decreased from $15 to $12 for the same periods.

The Company was able to recover costs in the amount of $37,951 for the three months ended March 31, 2003 due to the loan forgiven pursuant to the addendum to the stock purchase agreement between Bruce Cohen and 1476848 Ontario Inc. There was no such recovery for the period ended March 31, 2002.

Net operating position decreased from net loss of $8,260 for the three months ended March 31, 2002 to a net loss of $17,864 for the three months ended March 31, 2003

As of March 31, 2003, the Company's accumulated deficit was $205,924.

Liquidity and Capital Resources

For the three months ended March 31, 2003, the Company has not generated cash flow from its operations. Consequently, the Company has been dependent upon its parent company and shareholders to fund its cash requirements.

Current assets totaled $6,193 at March 31, 2003 compared to $624 at March 31, 2002.

The Company will have to raise additional funds in the next twelve months to pursue its new business strategy. Currently the Company is being funded through cash advances from its shareholder loans. There are no specific terms of repayment and the advances are non-interest bearing. The Company is reviewing various alternatives to allow it to continue operations including new financing or merger opportunities.

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

Item 3. Evaluation of Disclosure Controls and Procedures

         (a) Evaluation of disclosure controls and procedures. Our chief executive officer and principal financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to our consolidated subsidiaries and us would be made known to him by others within those entities.

         (b) Changes in internal controls. There were no significant changes in our internal controls or to my knowledge, in other factors that could significantly affect my disclosure controls and procedures subsequent to the Evaluation Date.

                                     PART II

OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits:

     Exhibit No.           Description

          99.1 Certification Pursuant to 18.U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

On April 24, 2003 and April 25, 2003 the Company filed a Form 8-K and an amended Form 8-K respectively regarding the change of business from business of marketing and distribution of English Language Learning software programs to focus on the precious metals and minerals mining industries, with an emphasis on gold mining and activities related to this business.

On March 24, 2003 and May 8, 2003, the Company filed reports on Form 8-K and an amended Form 8-K respectively, regarding the stock purchase agreement between Bruce Cohen and 1476848 Ontario Inc. whereby 1476848 Ontario Inc. sold 1,500,000 shares of the Registrant's common stock in consideration for US$55,000 in cash and the assumption of liabilities of US$94,106.02. In addition, 1476848 Ontario Inc. agreed to forgive all balances and advances owed to it by the Registrant, which totaled US$37,951, as per an addendum to the stock purchase agreement.

On March 10, 2003, the Company filed a report on Form 8-K relating to the amendment to the certificate of incorporation to reauthorize 50,000,000 shares of stock consisting of 49,990,000 shares of common stock with a par value of $0.0001 per share, following a 1:25 reverse stock split.

                                   SIGNATURES



    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  TVE CORPORATION

Dated: May 9, 2003                           By  /s/ Bruce Cohen
                                                 ---------------------------
                                                 Bruce Cohen,
                                                 Title: Chief Executive Officer
                                                 And Principal Financial Officer

                                 CERTIFICATIONS

I, Bruce Cohen, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of TVE Corporation;

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

Dated: May 9, 2003

By: /s/ Bruce Cohen
   ---------------------------
Bruce Cohen
Chief Executive Officer and Principal Financial Officer

Exhibit 99.1


      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF TEHE SARBANES-OXLEY ACT OF 2002


I, Bruce Cohen, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of TVE Corporation on Form 10-QSB for the quarterly period ended March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of TVE Corporation.


                                           By:/s/ Bruce Cohen
                                             ---------------------------
                                           Name: Bruce Cohen
                                           Title: Chief Executive Officer
                                           and Principal Financial Officer
May 9, 2003