Form 10QSB
period 2003-06-30
TVE CORP
filed 2003-08-08
CIK 1084899

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


(X) Quarterly Report pursuant to Section 13 or l5 (d) of the Securities Exchange Act of 1934

                For the quarterly period ended June 30, 2003

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

                                 Yes X       No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,769,497 shares of Common Stock, par value $0.0001 per share were outstanding as of August 8, 2003.

                                      INDEX


Part I. FINANCIAL INFORMATION                                              3

  Item 1. Financial Statements

      Balance Sheet as at June 30, 2003 and as December 31, 2002           4
      Interim Statement of Operations and Deficit for the period
       ended June 30, 2003  and June 30, 2002                              5
      Interim Statement of Cash Flows for the period ended June 30, 2003
       and June 30, 2002                                                   5
      Notes to Interim Financial Statements                                6

  Item 2. Management's Discussion and Analysis or Plan of Operation        8

  Item 3.  Evaluation of Disclosure Controls and Procedures                8



Part II. OTHER INFORMATION                                                10

  Item 6. Exhibits and Reports on Form 8-K                                10

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements



                                 TVE CORPORATION
                                  BALANCE SHEET
                                  (Unaudited)
                              Stated in U.S. Funds


                                                    June 30        December 31
                                                      2003             2002
                                                    --------        -----------

                                  A S S E T S

 CURRENT
    Cash                                            $       0        $       8
    Sundry Assets                                       6,193              616
                                                    ---------       -----------
                                                    $   6,193        $     624

 CAPITAL ASSETS                                           220              244
                                                    ---------       -----------
                                                    $   6,413        $     868
                                                    =========       ===========

                              L I A B I L I T I E S

CURRENT
    Accounts payable and accrued liabilities        $   5,296        $  48,327

 ADVANCES FROM RELATED PARTY (Note 2)                  22,798           29,601
                                                    ---------       -----------
                                                    $  28,094        $  77,928
                                                    ---------       -----------

                              SHAREHOLDERS' DEFICIT

 SHARE CAPITAL (Note 3)                             $   1,110        $   1,110

 CAPITAL IN EXCESS OF PAR VALUE                       191,854          109,890

 DEFICIT                                             (214,645)        (188,060)
                                                    ---------       -----------

                                                    $ (21,681)       $ (77,060)
                                                    ---------       -----------
                                                    $   6,413        $     868
                                                    =========       ===========


                                            TVE CORPORATION
                               INTERIM STATEMENT OF OPERATIONS AND DEFICIT
                                               (UNAUDITED)
                                          FOR THE PERIOD ENDED

                                                     THREE MONTHS ENDED JUNE      SIX MONTHS ENDED JUNE
                                                                30,                        30,
                                                      -----------------------   ------------------------
                                                         2003         2002         2003         2002
                                                      -----------  -----------  -----------  -----------
REVENUE                                               $        0   $        0   $        0   $        0
COST OF SALES                                                  0            0            0            0
                                                      -----------  -----------  -----------  -----------
GROSS PROFIT                                                   0            0            0            0
                                                      -----------  -----------  -----------  -----------

EXPENSES

General and administrative                                   144            0          251        1,038
Professional fees and shareholder services                 8,565        3,927       64,261       11,134
Amortization                                                  12           15           24           30
                                                      -----------  -----------  -----------  -----------
                                                      $    8,721   $    3,942   $   64,536   $   12,202
                                                      -----------  -----------  -----------  -----------
Cost Recovery                                                  0            0       37,951            0
                                                      -----------  -----------  -----------  -----------


LOSS FOR THE PERIOD                                   $   (8,721)  $   (3,942)  $  (26,585)  $  (12,202)
                                                      ===========  ===========  ===========  ===========

DEFICIT - BEGINNING OF PERIOD                         $ (205,924)  $ (139,024)  $ (188,060)  $ (130,764)

DEFICIT - END OF PERIOD                               $ (214,645)  $ (142,966)  $ (214,645)  $ (142,966)
                                                      -----------  -----------  -----------  -----------
Loss Per Share - Basic and Diluted                    $     0.00   $     0.00   $    (0.01)  $    (0.01)
                                                      -----------  -----------  -----------  -----------

Weighted average number of common shares outstanding   2,272,749    1,776,000    2,272,749    1,776,000


                                    TVE CORPORATION
                            INTERIM STATEMENT OF CASH FLOWS
                                      (UNAUDITED)
                                  FOR THE PERIOD ENDED

                                          THREE MONTHS ENDED JUNE  SIX MONTHS ENDED JUNE
                                                     30,                   30,
                                           ---------------------  ---------------------
                                               2003       2002       2003       2002
                                            ----------  --------  ----------  ---------
OPERATING ACTIVITIES
Net Income (loss)                           $  (8,721)  $(3,942)  $ (26,585)  $(12,202)
Non-Cash Items
Amortization                                       12        15          24         30
Cost recovery                                       0         0     (37,951)         0
Changes in non-cash working capital items
Accounts payable and accrued liabilities      (95,203)   (2,398)    (43,032)    (5,509)
Sundry assets                                       0         0      (5,576)         0
                                            ----------  --------  ----------  ---------
                                             (103,912)   (6,325)   (113,120)   (17,681)
                                            ----------  --------  ----------  ---------
FINANCING ACTIVITIES
Issuance of share capital                      81,964         0      81,964          0
Advances (to) from related party               21,948     6,325      31,148     17,673
                                            ----------  --------  ----------  ---------
                                              103,912     6,325     113,112     17,673
                                            ----------  --------  ----------  ---------
Change in Cash                                      0         0          (8)        (8)
Cash - Beginning of period                          0        75           8         83
                                            ----------  --------  ----------  ---------

CASH - END OF PERIOD                        $       0   $    75   $       0   $     75
                                            ==========  ==========  ==========  ========


                                 TVE CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  June 30,2003
                                  (Unaudited)
                              Stated in U.S. Funds


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


3.  SHARE CAPITAL

    Authorized
          49,990,000   Common shares, par value $0.0001 per share
              10,000   Preference shares
    Issued upon incorporation:
          11,000,000   Common shares
    Issued during the period January 1 to September 30, 2001:
             100,000   Common shares
    Total then issued:
           11,100,000  Common shares
    Stock split 4 for 1:
           44,400,000  Common shares
    Reverse stock split 1 for 25:
     1,776,000     Common shares
    Re-authorized:
     49,990,000    Common shares, par value $0.0001 per share
         10,000    Preference shares


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

On March 19, 2001 the Company had declared a 4-for-1 stock split of its common stock by way of a stock dividend. In addition, the Company's Certificate of Incorporation was amended to provide that the par value of the Company's common and preferred shares were reduced from $0.001 to $0.0001.

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

Item 2.    Management's Discussion and Analysis or Plan of Operation

TVE Corporation ("TVE" or alternatively, the "Company"), a Delaware Corporation, incorporated in 1997, is focusing on the precious metals and minerals mining industries, with an emphasis on gold mining and activities related to this business.

The Company maintains its executive offices at 599-B Yonge Street, Suite 317, Toronto, Ontario M4Y 1Z4. The Company was a subsidiary of 1476848
Ontario Inc., located at 3044 Bloor Street West, Suite 210, Toronto, Ontario, M8X 2Y8. Previously, the Company was a subsidiary of Lingo Media Inc. ("LMI") (formerly Alpha Communications Corp.) located at 151 Bloor Street West, Suite 890, Toronto, Ontario, M5S 1S4. On March 20, 2003, Bruce Cohen acquired 1,500,000 shares of the Company from 1476848 Ontario Inc. and is presently the majority shareholder.

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

The new management, after acquiring the Company on March 20, 2003, has changed its business as of April 24, 2003 from marketing and distribution of English Language learning software programs to focus on the precious metals and minerals mining industries, with an emphasis on gold mining and activities related to this business. The Company is currently reviewing a variety of international gold mining projects including prospective projects identified in Burkino Faso, Kazakhstan and Mongolia. TVE Corporation has calculated the financial requirements for several prospective projects, which in the aggregate would require securing funding of up to US$10,000,000. Due to the level of interest in the gold mining industry and prevailing low interest rates, such financing may contain elements of equity participation. The Company believes that the resurgent interest in the precious metals and mining industry is currently presenting many opportunities in many facets of this industry. The Company's intention is to capitalize on this interest by finding worthy projects and attracting financing for them to create and increase shareholder value.

COMPARISON OF OPERATING RESULTS.

QUARTER ENDED JUNE 30, 2003 COMPARED TO QUARTER ENDED JUNE 30, 2002.

During the three months ended June 30, 2003 and June 30, 2002 the Company did not generate any revenues.

General and administrative expenses increased from $0 for the three months ended June 30, 2002 to $144 for the three months ended June 30, 2003.

Professional fees and shareholder services increased from $3,927 for the three months ended June 30, 2002 to $8,565 for the three months ended June 30, 2003.

Net loss increased from $3,942 for the three months ended June 30, 2002   to
$8,721 for the three months ended June 30, 2003.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002.

During the six months ended June 30, 2003 and June 30, 2002 the Company did not generate any revenues.

General and administrative expenses decreased from $1,038 for the six months ended June 30, 2002 to $251 for the six months ended June 30, 2003.

Professional fees and shareholder services increased from $11,134 for the six months ended June 30, 2002 to $64,261 for the six months ended June 30, 2003. Amortization decreased from $30 to $24 for the same periods.

The Company was able to recover costs in the amount of $37,951 for the six month ended June 30, 2003 due to the loan forgiven pursuant to an addendum to the stock purchase agreement between Bruce Cohen and 1476848 Ontario Inc. There was no such recovery for the comparative period ended June 30, 2002.

Net loss increased from $12,202 for the six months ended June 30, 2002 to a net loss of $26,585 for the six months ended June 30, 2003, principally due to the increase in professional fees and shareholder services.

As of June 30, 2003, the Company's accumulated deficit was $214,645.

LIQUIDITY AND CAPITAL RESOURCES

For the three months and six months ended June 30, 2003, the Company has not generated cash flow from its operations. Consequently, the Company has been dependent upon its majority shareholder since March 20, 2003 to fund its cash requirements. Prior thereto, the Company was dependent upon its parent company to fund its cash requirements.

Current assets totaled $6,193 at June 30, 2003 compared to $624 at December 31, 2002.

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

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits:

     Exhibit No.           Description

          99.1 Certification Pursuant to 18.U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



(b) Reports on Form 8-K:

     On April 24, 2003, the Registrant filed a report on Form 8-K relating to a change in its business activities.

     On April 25, 2003, the Registrant filed a report on Form 8-K/A relating to a change in its business activities.

     On May 8, 2003, the Registrant filed a report on Form 8-K/A relating to a change in control of the Registrant.


SIGNATURES



    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    TVE CORPORATION

Dated: August 8, 2003                           By  /s/ Bruce Cohen
                                                 ---------------------------
                                                 Bruce Cohen,
                                                 Title: Chief Executive officer
                                                 And Principal Financial Officer

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

Dated: August 8, 2003

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


I, Bruce Cohen, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of TVE Corporation on Form 10-QSB for the quarterly period ended June 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of TVE Corporation.


                                           By:/s/ Bruce Cohen
                                             ---------------------------
                                           Name: Bruce Cohen
                                           Title: Chief Executive Officer
                                           and Principal Financial Officer

August 8, 2003