Form 10QSB
period 2003-09-30
TVE CORP
filed 2003-11-07
CIK 1084899

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


(X) Quarterly Report pursuant to Section 13 or l5 (d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2003

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

                                 Yes X    No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,769,497 shares of Common Stock, par value $0.0001 per share were outstanding as of November 7, 2003.

                                      INDEX


Part I. FINANCIAL INFORMATION                                              3

  Item 1. Financial Statements

      Balance Sheet as of September 30, 2003 and as of December 31, 2002   3

     Interim Statement of Operations and Deficit for the periods           4
       ended September 30, 2003  and September 30, 2002

     Interim Statement of Cash Flows for the periods ended                 5
       September 30, 2003 and September 30, 2002

     Notes to Interim Financial Statements                                 6

  Item 2. Management's Discussion and Analysis or Plan of Operation        7

  Item 3.  Evaluation of Disclosure Controls and Procedures                9



Part II. OTHER INFORMATION                                                10

  Item 6. Exhibits and Reports on Form 8-K                                10

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                                 TVE CORPORATION
                                  BALANCE SHEET
                                  (Unaudited)
                              Stated in U.S. Funds


                                                 September 30     December 31
                                                     2003             2002
                                                   --------        -----------
                                    A S S E T S
 CURRENT
    Cash                                            $       0        $       8
    Sundry Assets                                       6,193              616
                                                    ---------       -----------
                                                    $   6,193        $     624

 CAPITAL ASSETS                                           207              244
                                                    ---------       -----------
                                                    $   6,400        $     868
                                                    =========       ===========

                                L I A B I L I T I E S
CURRENT
    Accounts payable and accrued liabilities        $   6,040        $  48,327

 ADVANCES FROM RELATED PARTY (Note 2)                  25,830           29,601
                                                    ---------       -----------
                                                    $  31,870        $  77,928
                                                    ---------       -----------

                               SHAREHOLDERS' DEFICIT


 SHARE CAPITAL (Note 3)                             $   1,110        $  1,110

 CAPITAL IN EXCESS OF PAR VALUE                       191,854         109,890

 DEFICIT                                             (218,434)       (188,060)
                                                    ---------       -----------

                                                    $(25,470)       $(77,060)
                                                    ---------       -----------
                                                    $  6,400        $    868
                                                    =========       ===========



                                             TVE CORPORATION
                               INTERIM STATEMENT OF OPERATIONS AND DEFICIT
                                               (UNAUDITED)
                                          FOR THE PERIOD ENDED

                                                       THREE MONTHS ENDED         NINE MONTHS ENDED
                                                          September 30,              September 30,
                                                         2003         2002         2003         2002
                                                      -----------  -----------  -----------  -----------
REVENUE                                               $        0   $        0   $        0   $        0
COST OF SALES                                                  0            0            0            0
                                                      -----------  -----------  -----------  -----------
GROSS PROFIT                                                   0            0            0            0
                                                      -----------  -----------  -----------  -----------

EXPENSES

General and administrative                                     0        2,718          251        3,756
Professional fees and shareholder services                 3,777        2,368       68,037       13,502
Amortization                                                  12           16           37           46
                                                      -----------  -----------  -----------  -----------
                                                      $    3,789   $    5,102   $   68,325   $   17,304
                                                      -----------  -----------  -----------  -----------

Cost recovery                                                  0            0       37,951            0
                                                      -----------  -----------  -----------  -----------

LOSS FOR THE PERIOD                                   $   (3,789)  $   (5,102)  $  (30,374)  $  (17,304)
                                                      ===========  ===========  ===========  ===========

DEFICIT - BEGINNING OF PERIOD                         $ (214,645)  $ (142,966)  $ (188,060)  $ (130,764)

DEFICIT - END OF PERIOD                               $ (218,434)  $ (148,068)  $ (218,434)  $ (148,068)
                                                      -----------  -----------  -----------  -----------

Loss Per Share - Basic and Diluted                    $    (0.00)  $    (0.00)  $    (0.01)  $    (0.01)
                                                      -----------  -----------  -----------  -----------

Weighted average number of common shares outstanding   2,272,749    1,776,000    2,272,749    1,776,000




                                   TVE CORPORATION
                           INTERIM STATEMENT OF CASH FLOWS
                                     (UNAUDITED)
                                 FOR THE PERIOD ENDED

                                            THREE MONTHS ENDED     NINE MONTHS ENDED
                                               SEPTEMBER 30,         SEPTEMBER 30,
                                              2003      2002       2003       2002
                                            --------  --------  ----------  ---------
OPERATING ACTIVITIES
Net Income (loss)                           $(3,788)  $(5,102)  $ (30,374)  $(17,304)
Non-Cash Items
Amortization                                     12        16          37         46
Cost recovery                                     0         0     (37,951)         0
Changes in non-cash working capital items
Accounts payable and accrued liabilities        744      (750)    (42,288)    (6,179)
Sundry assets                                     0      (379)     (5,576)       459
                                            --------  --------  ----------  ---------
                                             (3,032)   (6,215)   (116,152)   (23,896)
                                            --------  --------  ----------  ---------
FINANCING ACTIVITIES
Issuance of share capital                         0                81,964
Advances (to) from related party              3,032     6,226      34,180     23,899
                                            --------  --------  ----------  ---------
                                              3,032     6,226     116,144     23,899
                                            --------  --------  ----------  ---------
Change in Cash                                    0       11          (8)         3
Cash - Beginning of period                        0        75           8         83
                                            --------  --------  ----------  ---------
CASH - END OF PERIOD                        $    0  $    86   $      0      $     86
                                            ========  ========  ==========  =========

                                 TVE CORPORATION
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                September 30,2003
                                   (Unaudited)
                              Stated in U.S. Funds


1.  NATURE OF OPERATIONS

TVE Corporation was incorporated under the laws of the State of Delaware on December 15, 1997 as AlphaCom Corporation. The Company changed its name in March 2003 to TVE Corporation. The Company is currently focusing on the precious metals and minerals mining industries, with an emphasis on gold mining and activities related to this business.

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

TVE Corporation was incorporated under the laws of the State of Delaware on December 15, 1997 as AlphaCom Corporation. The Company changed its name in March 2003 to TVE Corporation. In September 2000 the Company commenced trading on the Over The Counter Bulletin Board under the symbol "AHMC", the symbol was changed to "ALHO" as of March 7, 2003. The Company was originally incorporated for the purpose of assembling the capital and management resources required to duplicate the strategy of LMI, in regards to the specialty publishing business in the United States marketplace. As of December 31, 2000, the Company changed its focus from sales of promotional publications to distribution and marketing of English language learning software programs.

The new management, after acquiring the Company on March 20, 2003, has changed its business as of April 24, 2003 from marketing and distribution of English Language Learning software programs to focus on the precious metals and minerals mining industries, with an emphasis on gold mining and activities related to this business. The Company is currently reviewing a variety of international gold mining projects including prospective projects identified in Burkino Faso, Kazakhstan and Mongolia. TVE Corporation has calculated the financial requirements for several prospective projects, which in the aggregate would require securing funding of up to US$20,000,000. Due to the level of interest in the gold mining industry and prevailing low interest rates, such financing may contain elements of equity participation. The Company believes that the resurgent interest in the precious metals and mining industry is currently presenting many opportunities in many facets of this industry. The Company's intention is to capitalize on this interest by finding worthy projects and attracting financing for them to create and increase shareholder value.

The Company does not anticipate performing product research and development at this time. There is currently no expectation of the purchase of plant or significant equipment and the Company currently has no significant plant nor equipment to sell. There is currently no expectation of a significant change in the number of employees.

Comparison of Operating Results.

Quarter Ended September 30, 2003 Compared to Quarter Ended September 30, 2002.

During the three months ended September 30, 2003 and September 30, 2002 the Company did not generate any revenues.

General and administrative expenses decreased from $2,718 for the three months ended September 30, 2002 to $0 for the three months ended September 30, 2003.

Professional fees and shareholder services increased from $2,368 for the three months ended September 30, 2002 to $3,777 for the three months ended September 30, 2003, whereas amortization decreased from $16 to $12 for the same periods.

Loss for the period decreased from loss of $5,102 for the three months ended September 30, 2002 to loss of $3,789 for the three months ended September 30, 2003.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

During the nine months ended September 30, 2003 and September 30, 2002 the Company did not generate any revenues.

General and administrative expenses decreased from $3,756 for the nine months ended September 30, 2002 to $251 for the nine months ended September 30, 2003.

Professional fees and shareholder services increased from $13,502 for the nine months ended September 30, 2002 to $68,037 for the nine months ended September 30, 2003, whereas amortization decreased from $46 to $37 for the same periods.

The Company was able to recover costs in amount of $37,951 for the nine month ended September 30, 2003 due to the loan forgiven pursuant to an addendum to the stock purchase agreement between Bruce Cohen and 1476848 Ontario Inc. There was no such recovery for the period ended September 30, 2002.

Loss for the period increased from loss of $17,304 for the nine months ended September 30, 2002 to a loss of $30,374 for the nine months ended September 30, 2003.

As of September 30, 2003, the Company's accumulated deficit was $218,434.

Liquidity and Capital Resources

For the nine months ended September 30, 2003, the Company has not generated cash flow from its operations. Consequently, the Company has been dependent upon its majority shareholder to fund its cash requirements.

Current assets totaled $6,193 at September 30, 2003 compared to $624 at December 31, 2002.

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

Item 3. Evaluation of Disclosure Controls and Procedures

         (a) Evaluation of disclosure controls and procedures. Our chief executive officer and principal financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to our consolidated subsidiaries and us would be made known to them by others within those entities.

         (b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits:

     Exhibit No.           Description

     31      Certificate of the Chief Executive
             Officer, President and Chief
             Financial Officer pursuant Section
             302 of the Sarbanes-Oxley Act of 2002

     32      Certificate of the Chief Executive
             Officer, President and Chief Financial
             Officer pursuant to 18 U.S.C. Section
             1350, as adopted pursuant to Section
             906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:


No report filed during the period.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         TVE CORPORATION

Dated: November 7, 2003                  By  /s/ Bruce Cohen
                                         ---------------------------
                                         Bruce Cohen,
                                         Title: Chief Executive
                                         Officer And Principal Financial Officer

Exhibit 31


                                  CERTIFICATION

I, Bruce Cohen, certify that:

1.     I have reviewed this annual report on Form 10-QSB of TVE Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

b) Paragraph omitted in accordance with SEC transition instructions contained in SEC Release No. 33-8238;

c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  November 7, 2003


                                   By: /s/Bruce Cohen
                                   -------------------------------
                                   Bruce Cohen,
                                   Chief Executive Officer, and
                                   Principal Financial Officer

Exhibit 32


      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF TEHE SARBANES-OXLEY ACT OF 2002


I, Bruce Cohen, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of TVE Corporation on Form 10-QSB for the quarterly period ended September 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of TVE Corporation.


                                        By:/s/ Bruce Cohen
                                        --------------------------
                                        Name: Bruce Cohen
                                        Title: Chief Executive Officer
                                        and Principal Financial Officer
November 7, 2003