Form 10KSB
period 2003-12-31
TVE CORP
filed 2004-03-22
CIK 1084899

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                             COMMISSION FILE NUMBER
                                     000-26703

                                 TVE CORPORATION
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


599-B Yonge Street
                                   Suite 317,
                                Toronto, Ontario
                                 Canada M4Y 1Z4
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (416) 783-9639
                         -------------------------------
                         (Registrant's telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT: NONE

SECURITIES REGISTERED PURSUANT SECTION 12(g) OF THE EXCHANGE ACT:

                    COMMON STOCK, PAR VALUE $0.0001 PER SHARE

     Check  whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     Issuer's  revenues  for  the  fiscal  year  ended  December  31,  2003: $0.

     As of March 18, 2004, 2,769,520 shares of Common Stock of the issuer were outstanding and the aggregate market value of the voting common stock held by non-affiliates, was approximately $8,918,378.

         Transitional Small Business Disclosure Format: Yes [ ] No [X]

         Documents incorporated by reference: NONE

                                Table of Contents

                                                                            Page

PART I
   Item 1.  DESCRIPTION OF BUSINESS                                           3
   Item 2.  DESCRIPTION OF PROPERTY                                           4
   Item 3.  LEGAL PROCEEDINGS                                                 4
   Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               4
PART II
   Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS          4
   Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION         5
   Item 7.  FINANCIAL STATEMENTS                                             F-1
   Item 8.  CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE                                          6
   Item 8A. CONTROLS AND PROCEDURES                                           7
PART III
   Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT        7
   Item 10. EXECUTIVE COMPENSATION                                            7
   Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            AND RELATED STOCKHOLDER MATTERS                                   8
   Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    8
   Item 13. EXHIBITS AND REPORTS ON FORM 8-K                                  8
   Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES                            9

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

     TVE Corporation was incorporated under the laws of the State of Delaware on December 15,1997 as AlphaCom Corporation. The Company changed its name in March 2003 to TVE Corporation. In September 2000 the Company commenced trading on the Over The Counter Bulletin Board under the symbol "AHMC", the symbol was changed to "ALHO" as of March 7, 2003 due to a 1:25 reverse stock split and was later changed in March 2003 to "TVEO" due to a name change.

     The new management, after acquiring control of the Company on March 20, 2003, has changed its business from marketing and distribution of English Language Learning software programs to focus on the precious metals and minerals mining industries, with an emphasis on gold mining and activities related to this business. The Company believes that the resurgent interest in the precious metals and mining industry is currently presenting many opportunities in many facets of this industry. The anticipated activities may include acquiring mining opportunities outright or partial interests therein and/or participating in potential exploration for, delineation of, development of or exploitation of ore bodies that may be found on such mining prospects. Initial activities are expected to commence with a review of numerous international areas, with an emphasis on gold mining. The registrant intends to seek third party financing to fund its endeavors in the precious metals and minerals mining industries.

     The Company will have to raise additional funds in the next twelve months to pursue its business strategy. Currently the Company is being funded by its majority stockholder. The Company is reviewing various alternatives to allow it to continue operations including new financing, merger opportunities or an outright sale.

Employees

     The  Company  does  not  currently  have  any  employees.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company maintains offices at 599-B Yonge Street, Suite 317, Toronto, Ontario M4Y 1Z4.

ITEM 3.  LEGAL PROCEEDINGS.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                    PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock, par value $0.0001 per share (the "Common Stock"), was traded on the OTC Bulletin Board market under the symbol "AHMC" until such time as the Company amended its articles of incorporation and affected a 1:25 reverse stock split in March 2003 and received the stock symbol "ALHO". Subsequently, the Company changed its name to TVE Corporation and received the stock symbol "TVEO". The Common Stock is traded sporadically and no established liquid trading market currently exists therefor.

     The following table represents the range of the high and low price for our Common Stock on the OTC Bulletin Board for each fiscal quarter for the last Three fiscal years ending December 31, 2001, 2002, and 2003, respectively. These Quotations represent prices between dealers, may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

               Year 2001                High           Low
          -------------------          ------          -----
           First Quarter                 4.00            .38
           Second Quarter               20.00            .30
           Third Quarter                10.00           1.20
           Fourth Quarter                6.00           1.50

               Year 2002                High           Low
          -------------------          ------          -----
          First Quarter                  2.50            .10
          Second Quarter                  .10            .08
          Third Quarter                   .10            .07
          Fourth Quarter                  .06            .04

               Year 2003                High           Low
          -------------------          ------          -----
          First Quarter                   .20          .04
          Second Quarter                 4.50          4.50
          Third Quarter                  5.50          5.50
          Fourth Quarter                 6.45          6.45

Holders

     As of December 31, 2003, there were approximately 200 shareholders of our Common Stock.

Dividend Policy

     The Company has not paid any cash dividends on the Common Stock and has no present intention to declare or pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain any earnings which it may realize in the foreseeable future to finance its operations.

Equity Compensation Plans

     In April 2003, the Company filed an S-8 registration statement to register 993,497 shares to Joseph Stiuso in consideration for consulting services rendered to the Company in lieu of payment. The S-8 registration statement was approved by the Company's director.

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

Plan of Operation

     The Company needs additional financing to execute its business plan. The Company currently has no cash. Without financing, the Company cannot satisfy its cash requirements and relies on the Company's majority stockholder and officer to advance monies to the Company to cover expenses. If the Company does not receive sufficient additional financing, it will not be able to implement its business strategy.

     In the event the Company raises capital, it will likely use such funds for exploration and to employ personnel. The Company does not plan to use any capital raised for the purchase or sale of any plant or significant equipment.

Comparison of Operating Results

     Comparison of Operating Results For the Fiscal Year Ended December 31, 2003 To the Fiscal Year Ended December 31, 2002

     General and administrative expenses increased by $17,318 from $57,236 for the year ended December 31, 2002 to $74,554 for the year ended December 31, 2003. The increase in general and administrative expenses was principally due to retirement of consulting fees and professional fees incurred in connection with a change of control and accompanying corporate matters.

     Net operating loss increased $17,307 from net operating loss of $57,296 for the year ended December 31, 2002 to a net operating loss of $74,603 for the year ended December 31, 2003. The increase in net operating loss is due to the increase in general and administrative expenses.

     As of December 31, 2003, the Company's accumulated deficit was $263,863.

Liquidity and Capital Resources

     For the year ended December 31, 2003, the Company has not generated cash flow from its operations. Consequently, the Company has been dependent upon its principal stockholder and officer to fund its cash requirements.

     As of December 31, 2003, the Company had cash of $0, no assets, and a working capital deficit of $31,748. As of December 31, 2003, the Company had no outstanding debt other than ordinary trade payables, accrued expenses, and advances from its principal stockholder and officer.

     The Company's principal stockholder and officer is seeking to raise capital to implement the Company's business strategy. In the event additional capital is not raised, he may seek a merger or acquisition.

ITEM 7.  FINANCIAL STATEMENTS

     The audited financial statements, together with the independent accountants report thereon of Malone & Bailey, PLLC appears herein.


                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
   TVE Corporation
   Toronto, Ontario

We have audited the accompanying balance sheet of TVE Corporation ("TVE") (formerly Alphacom Corporation) as of December 31, 2003 and the related statements of operations, changes in stockholders' deficit and cash flows for the year ended December 31, 2003. These financial statements are the responsibility of TVE's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TVE as of December 31, 2003 and the results of its operations and its cash flows for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that TVE will continue as a going concern. As discussed in Note 2 to the financial statements, TVE has suffered recurring losses from operations and has a negative working capital, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



MALONE & BAILEY, PLLC
www.malone-bailey.com
Houston, Texas

March 5, 2004

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors
   TVE Corporation

We have audited the accompanying statements of operations, stockholders' deficit and cash flows for the year ended December 31, 2002 for TVE Corporation ("TVE") (formerly Alphacom Corporation). These financial statements are the responsibility of TVE's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of TVE's operations and cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also describe in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Rosenberg Smith & Partners
Chartered Accountants
March 5, 2003

Concord, Ontario


                           TVE CORPORATION
                   (FORMERLY ALPHACOM CORPORATION)
                            BALANCE SHEET
                        December 31, 2003



Assets                                                   $        -
                                                         ===========

  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable                                       $      538
  Accrued expenses                                            3,332
  Loans from stockholders                                    27,878
                                                         -----------
  Total Current Liabilities                                  31,748
                                                         -----------
Commitments and Contingencies                                     -

Stockholders' Deficit
  Preferred stock, $.0001 par value, 10,000 shares
    authorized, no shares issued and outstanding                  -
  Common stock, $.0001 par value, 49,990,000 shares
  authorized, 2,769,520 issued and outstanding                  277
  Additional paid in capital                                231,838
  Accumulated deficit                                      (263,863)
                                                         -----------
  Total Stockholders' Deficit                               (31,748)
                                                         -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT            $        -
                                                         ===========


                 See accompanying summary of accounting policies
                       and notes to financial statements.


                        TVE CORPORATION
               (FORMERLY ALPHACOM CORPORATION)
                  STATEMENTS OF OPERATIONS
          Years Ended December 31, 2003 and 2002


                                         2003        2002
                                      ---------    ---------
General and administrative           $   74,554   $   57,236
Depreciation                                 49           60
                                      ---------    ---------
  Net operating loss                    (74,603)     (57,296)

Interest expense                         (1,200)           -
                                      ---------    ---------
NET LOSS                             $  (75,803)  $  (57,296)
                                      =========    =========

Basic and diluted loss per share     $    (0.03)  $     (.03)

Weighted average shares outstanding   2,521,826    1,776,023

                 See accompanying summary of accounting policies
                       and notes to financial statements.


                                TVE CORPORATION
                         (FORMERLY ALPHCOM CORPORATION)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                     Years Ended December 31, 2002 and 2003



                                               Additional
                             Common Stock        Paid in    Retained
                          Shares      Amount     Capital     Deficit     Totals
                        ---------    --------    -------     --------    --------
Balances at
  December 31, 2001     1,776,023   $     178   $  110,822  $(130,764)  $ (19,764)

Net loss                                                      (57,296)    (57,296)
                        ---------    --------    -------     --------    --------
Balances at
  December 31, 2002     1,776,023         178      110,822   (188,060)    (77,060)

Debt forgiveness                                    37,951                 37,951

Shares issued for debt    993,497          99       81,865                 81,964

Imputed interest                                     1,200                  1,200

Net loss                                                      (75,803)    (75,803)
                        ---------    --------    -------     --------    --------
Balances at
  December 31, 2003     2,769,520   $     277   $  231,838  $(263,863)  $ (31,748)
                       ==========     =======   ========     ========    ========



                 See accompanying summary of accounting policies
                       and notes to financial statements.


                                TVE CORPORATION
                         (FORMERLY ALPHCOM CORPORATION)
                            STATEMENTS OF CASH FLOW
                     Years Ended December 31, 2003 and 2002


                                                     2003        2002
                                                  ---------    ---------
Cash Flows From Operating Activities
  Net loss                                       $  (75,803)  $  (57,296)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Imputed interest on stockholder loan              1,200            -
    Write off equipment                                 195            -
    Depreciation and amortization                        49           60
    Changes in:
  Accounts payable                                  (43,840)      36,122
                                                  ---------    ---------
  Net Cash Used In Operating Activities            (118,199)     (21,114)
                                                  ---------    ---------
Cash Flows From Financing Activities
  Shares issued for debt                             81,964            -
  Proceeds from stockholder loan                     36,228       21,039
                                                  ---------    ---------
  Net Cash Used By Financing Activities             118,191       21,039
                                                  ---------    ---------
Net change in cash                                       (8)         (75)
Cash at beginning of year                                 8           83
                                                  ---------    ---------
Cash at end of year
                                                 $        -   $        8
                                                  =========    =========


                 See accompanying summary of accounting policies
                       and notes to financial statements.

                                TVE CORPORATION
                         (FORMERLY APHACOM CORPORATION)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

     TVE Corporation ("TVE"), formerly Alphacom Corporation was incorporated in Delaware on December 15, 1997. Alphacom Corporation changed its name to TVE Corporation in March 2003.

     Cash Equivalents. Highly liquid investments with original maturities of three months or less are considered cash equivalents. There were no cash equivalents as of December 31, 2003.

     Long-lived Assets. Property and equipment are stated on the basis of historical cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Major renewals and improvements are capitalized, while minor replacements, maintenance and repairs are charged to current operations.

     Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

     Income Taxes. Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, and are measured by applying enacted tax rates in effect in years in which the differences are expected to reverse.

     Basic and Diluted Loss Per Share. Basic and diluted loss per share equals net loss divided by weighted average shares outstanding during the period. Diluted loss per share includes the impact of common stock equivalents using the treasury stock method when the effect is dilutive. There were no common stock equivalents during 2003 or 2002.

     Use of Estimates in Financial Statement Preparation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Recently Issued Accounting Pronouncements. TVE does not expect the adoption of recently issued accounting pronouncements to have a significant impact on their financial position, results of operations or cash flow.

     Changes in Classifications. Certain reclassifications have been made to the fiscal 2002 financial statements to conform with the financial statement presentation for fiscal 2003.

     Reverse Stock Splits. All historical share and per share information has been restated to reflect the effects of the 1:25 reverse stock split on a retroactive basis.

NOTE 2 - GOING CONCERN

     TVE incurred a net loss of $75,803 for the year ended December 31, 2003, and has a negative working capital of $31,748 as of December 31, 2003. These conditions create an uncertainty as to TVE's ability to continue as a going concern. Management is seeking financing from third parties and sale or merger opportunities. The financial statements do not include any adjustments that might be necessary if TVE is unable to continue as a going concern.


NOTE 3 - LOANS FROM STOCKHOLDER

     The majority stockholder advances money to TVE on an as-needed basis. The advances are due on demand, bear no interest and have no collateral. Imputed interest expense of 8% was recorded as a contribution to capital.

NOTE 4 - INCOME TAXES

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 are as follows:

               Deferred tax assets:
               Net operating loss carry-forward     $  89,700
               Less:  valuation allowance             (89,700)
                                                   -----------
               Net current deferred tax assets             -
                                                   ===========

     Internal Revenue Section 382 restricts the ability to use these carryforwards whenever an ownership change as defined occurs. TVE incurred such an ownership change on March 20, 2003. As a result, TVE's use of net operating losses as of March 20, 2003 of approximately $188,000 are restricted. Losses incurred subsequent to March 20, 2003 are not restricted.

NOTE 5 - EQUITY

     On March 7, 2003 TVE declared a 1:25 reverse stock split and reauthorized 50,000,000 shares of stock consisting of 49,990,000 shares of common stock with a par of $.0001 per share and 10,000 shares of preferred stock with a par value of $.0001. All share amounts shown have been restated.

     On March 20, 2003, 1476848 Ontario, Inc. sold 1,500,000 shares of the then outstanding shares of 1,776,000 to Bruce Cohen for $55,000 cash, assumption of liabilities of $94,106 and forgiveness of debt owed to it by TVE of $37,951. As a result of this transaction, the Bruce Cohen became the majority shareholder.

     On April 1, 2003, TVE issued 993,497 common shares in exchange for fees of $81,964 owed to a consultant. This transaction was recorded at the amount of the debt and not the trading price of $4.95 per share, since the price per share of the March 20, 2003 sale of stock between stockholders was comparable to the price per share for this transaction.

ITEM 8. CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On February 23, 2004, the client-auditor relationship between the Company and Rosenberg Smith & Partners, Chartered Accountants ("Smith") ceased as the former auditor was dismissed. On that same date, the Company engaged Malone & Bailey, PLLC ("Malone") as its principal independent public accountant to audit its financial statements for the fiscal year ended December 31, 2003. The decision to change accountants was approved by the Company's board of directors. Smith had served as the Company's auditor for the fiscal period ended December 31, 2002. Weisbrod Goldmacher, LLP ("Goldmacher") had served as the Company's auditor for the fiscal year ended December 31, 2001.

     Malone is succeeding Smith. Smith's report on the financial statements of the Company for the fiscal year ended December 31, 2002, and any later interim period up to and including the date the relationship with Smith ceased did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles except for concerns about the Company's ability to continue as a going concern. Goldmacher's report on the financial statements of the Company for the fiscal year ended December 31, 2001, did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles except for concerns about the Company's ability to continue as a going concern.

     In connection with the audit of the Company's two most recent fiscal years ending December 31, 2002 and any later interim period, including the interim period up to and including the date the relationship with Smith ceased, there have been no disagreements with Smith or Goldmacher on any matters of accounting principles or practices, financial statement disclosure of auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Smith or Goldmacher would have caused Smith or Goldmacher to make reference to the subject matter of the disagreement(s) in connection with their reports on the Company' financial statements. Since the Company's incorporation on December 15, 1997, there have been no reportable events as defined in Item 301(a)(1)(v) of Regulation S-K.

     The Company has authorized Smith and Goldmacher to respond fully to any inquiries of any new auditors hired by the Company relating to their engagement as the Company's independent accountant. The Company has requested that Smith and Goldmacher review the disclosure and Smith and Goldmacher have been given an opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respect in which it does not agree with the statements made by the Company herein. Such letters were filed as an exhibit to the Report filed on Form 8-K filed on February 26, 2004.

     The Company had not previously consulted with Malone regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or (ii) the type of audit opinion that might be rendered on the Company's financial statements; or (iii) any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and Smith or Goldmacher, the Company's previous independent accountants, as there were no such disagreements or an other reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K) from the Company's incorporation on December 15, 1997 through December 31, 2002 and any later interim period, including the interim period up to and including the date the relationship with Smith ceased. Neither had the Company received any written or oral advice concluding there was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing, or financial reporting issue. Malone has reviewed the disclosure required by Item 304(a) before it was filed with the Commission and has been provided an opportunity to furnish the Company with a letter addresssed to the Commission containing any new information, clarification of the Company's expression of its views, or the respects in which it does not agree with the statements made by the Company in response to Item 304(a). Malone did not furnish a letter to the Commission.

ITEM 8A.  CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. The Company's chief executive officer and principal financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report (the "Evaluation Date"), has concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to him by others within those entities.

     (b) Changes in internal control over financial reporting. There were no significant changes in the Company's internal control over financial reporting during the fourth fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company's internal control over the financial reporting.


                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The following table sets forth information concerning each of the directors and executive officers of the Company:

Name                      Age    Position
------                    ---    --------

Bruce S. Cohen             47     President, CEO, Secretary and Director

CURRENT OFFICERS AND DIRECTORS

     Bruce S. Cohen has served as the Company's President, CEO, Secretary and Director since March 2003. Mr. Cohen has served as a freelance marketing consultant since May 2002. Prior thereto, from April 2001 through April 2002,
Mr. Cohen owned and operated Ad Essentials, a marketing/advertising specialty company. From February 1998 through March 2001, Mr. Cohen worked as a sales consultant. Mr. Cohen is a former member of the American Society of Interior Designers.

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

CODE OF ETHICS

     The Board of Directors adopted a Code of Ethics in March 2004, meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. The Company will provide to any person without charge, upon request, a copy of such Code of Ethics. Persons wishing to make such a request should contact Bruce Cohen, Chief Executive Officer, 599-B Yonge Street, Suite 317, Toronto, Ontario, Canada M4Y 1Z4 (416) 783-9639.

ITEM 10. EXECUTIVE COMPENSATION.

     The following table summarizes all compensation awarded to, earned by, or paid to the President of the Company for services rendered in all capacities to the Company for each of the Company's last three fiscal years.



                           SUMMARY COMPENSATION TABLE

                                             Annual                        Long-Term
                                          Compensation                Compensation Awards
                                --------------------------------   --------------------------
        Payouts
                                                       Other       Securities
Name and                                               Annual      Underlying       All Other
Principal                       Salary      Bonus   Compensation     Options       Compensation
Position                Year      ($)        ($)        ($)            (#)             ($)
----------              ----    ------      -----   ------------   ----------      ------------
Bruce S. Cohen          2003      $0        -0-        N/A             N/A
President, CEO and
Secretary


William A. Montgomery   2003       $0       - 0 -       N/A            N/A
Former President        2002       $0       - 0 -       N/A            N/A
CEO, and Secretary      2001       $0        -0-        N/A            N/A

COMPENSATION OF DIRECTORS

     There  is  no  arrangement  for  the  cash  compensation  of  directors.

EMPLOYMENT AGREEMENTS

     There are currently no employment agreements between the Company and any of its named executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information as of March 18, 2004 with respect to the number of shares of the Common Stock beneficially owned by:
(i) each person known to the Company to be the beneficial owner of more than five percent of the Common Stock; (ii) each of the directors of the Company; and
(iii) all of the directors and executive officers of the Company as a group. Except as otherwise indicated, each such stockholder has sole voting and investment power with respect to the shares beneficially owned by such stockholder. A person is deemed to beneficially own a security if he has or shares the power to vote or dispose of the security or has the right to acquire it within 60 days.




                         SHARES OWNED
                         BENEFICIALLY(1)            PERCENT OF
NAME AND ADDRESS                                     OWNERSHIP         CLASS
-------------------------------------------------------------------------------
Bruce S. Cohen(2)         1,500,000                   54.2%               Common

Joseph Stiuso(3)            993,497                   35.9%               Common

All Executive Officers and Directors
As a group (1 person)     1,500,000                   54.2%               Common


(1) Beneficial ownership has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended. Generally, a person is deemed to be the beneficial owner of a security if he has the right to acquire voting or investment power within 60 days of the date of this Registration Statement.

(2) The address of Bruce Cohen is 599-B Yonge Street, Suite 317, Toronto, Ontario M4Y 1Z4.

(3)  The address of Joseph Stiuso is 273 Clinton Street, Toronto, Ontario M6G 2Y7.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company has been loaned money from its majority stockholder and officer, and as of December 31, 2003 $27,878 remains outstanding.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

(a)(1)   Financial Statements:

     The following Financial Statements of the Company are included in this report.

     Report of Malone & Bailey, PLLC

     Auditors' Report

     Balance Sheet at December 31, 2003

     Statement of Deficit Year Ended December 31, 2003

     Statement of Loss Year Ended December 31, 2003 and December 31, 2002

     Statement of Cash Flows Year Ended December 31, 2003 and December 31, 2002

     Notes to Financial Statements

(a)(2)   Exhibits:

         The following exhibits are included in this report:

    Exhibit                                Description
--------------------------------------------------------------------------------

     3.1               Certificate of Incorporation                  (1)

     3.2               Certificate of Amendment                      (1)

     3.3               By-Laws                                       (1)

     3.4               Certificate of Amendment                      (2)

     16.1              Letter from Rosenberg Smith & Partners,       (3)
                       Chartered Accountants

     16.2              Letter from Weisbrod Goldmacher, LLP,
                       Chartered Accountants                         (3)

     31                Certificate of the Chief Executive Officer
                       and Chief Financial Officer pursuant Section
                       302 of the Sarbanes-Oxley Act of 2002           *

     32                Certificate of the Chief Executive Officer
                       and Chief Financial Officer pursuant to Section
                       906 of the Sarbanes-Oxley Act of 2002           *

(1) Filed as Exhibits 2.1, 2.2, 2.3 to the Company's Form 10-SB filed with the Securities and Exchange Commission on July 14, 1999, and incorporated by Reference herein.

(2) Filed as Exhibit 3.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on March 10, 2003, and incorporated by reference herein.

(3) Filed as Exhibits 16.1 and 16.2 to the Company's Form 8-K filed with the Securities and Exchange Commission on February 26, 2004.

*    Included  herein

(b)  Reports on Form 8-K:

     The Company did not file any reports on Form 8-K during the fourth quarter ended December 31, 2003. On February 26, 2004, the Company filed a report on Form 8-K relating to the dismissal of the former accountant and the appointment of a new principal independent public accountant.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

     The aggregate fees billed for each of the fiscal years ended December 31, 2003 and 2002 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements was US$3,700 and US$3,200, respectively. The aggregate fees billed for each of the fiscal years ended December 31, 2003 and 2002 for professional services rendered by the principal accountant for review of the financial statements included in the registrant's Form 10-QSB or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was US$3,200 and US$3,200, respectively.

AUDIT RELATED FEES

     There were no fees for assurance services or any other audit related fees.

TAX FEES

     Tax work was provided for the year ended December 31, 2002, of which US$600 was paid and tax work will be provided for the year ended December 31, 2003, of which $500 is estimated for tax work to be provided.

ALL OTHER FEES

     There are no fees other than mentioned above.

     SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TVE CORPORATION

By:  /s/ Bruce S. Cohen
- -----------------------------
Bruce S. Cohen
President, CEO and a Director

March 22, 2004

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Bruce S. Cohen
- ----------------------------
Bruce S. Cohen
President, CEO and Director                       Dated: March 22, 2004

EXHIBIT 31


                                  CERTIFICATION

I, Bruce S. Cohen, certify that:

1.   I  have  reviewed  this  annual  report  on Form 10-KSB of TVE Corporation;

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

     c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

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

Date:  March 22, 2004


                                   By: /s/Bruce S. Cohen
                                   -------------------------------
                                   Bruce S. Cohen,
                                   Chief Executive Officer and
                                   Principal Financial Officer

EXHIBIT 32



     CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER
           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Bruce S. Cohen, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of TVE Corporation on Form 10-KSB for the fiscal year ended December 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of TVE Corporation.


                                     By:/s/ Bruce S. Cohen
                                     --------------------------
                                     Name:  Bruce S. Cohen
                                     Title: Chief Executive Officer and
                                     Principal Financial Officer

March 22, 2004