Form 10QSB
period 2004-03-31
TVE CORP
filed 2004-05-14
CIK 1084899

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2004

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT

               For the transition period from           to
                                              ---------    ----------

                        Commission file number 000-26703


                                TVE CORPORATION
                                ---------------
        (Exact name of small business issuer as specified in its charter)


          DELAWARE                                   98-0206030
(State or other jurisdiction of          (IRS Employer Identification No.)
 incorporation or organization)


             599-B Yonge Street, Suite 317, Toronto, Ontario M4Y 1Z4
             -------------------------------------------------------
                    (Address of principal executive offices)


                                 (416) 783-9639
                                 --------------
                        (Registrant's telephone number)


                                      N/A
                                      ---
                            (Former name and address)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,769,520 shares of Common Stock, par value $0.0001 per share were outstanding as of May 14, 2004.

                          PART I. FINANCIAL INFORMATION


ITEM  1.  FINANCIAL STATEMENTS


                                TVE CORPORATION
                        (FORMERLY ALPHACOM CORPORATION)
                                  BALANCE SHEET
                                 March 31, 2004
                                  (unaudited)


Assets                                                            $      -
                                                                   ========
      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable                                                $    102
  Loans from stockholders                                           33,705
                                                                    -------
      Total Current Liabilities                                     33,807
                                                                    -------
Commitments and Contingencies                                            -

Stockholders' Deficit
  Preferred stock, $.0001 par value, 10,000 shares
    authorized, no shares issued and outstanding                         -
  Common stock, $.0001 par value, 49,990,000 shares
  authorized, 2,769,520 issued and outstanding                         277
  Additional paid in capital                                       231,838
  Accumulated deficit                                             (265,922)
                                                                   --------
      Total Stockholders' Deficit                                 ( 33,807)
                                                                   --------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $      -
                                                                   ========


                                TVE CORPORATION
                        (FORMERLY ALPHACOM CORPORATION)
                            STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2004 and 2003
                                  (unaudited)



                                         2004         2003
                                      ---------    ---------
General and administrative           $    2,059   $   55,790
                                      ---------    ---------
  Net operating loss                    ( 2,059)     (55,790)

  Cost Recovery                              -        37,951
                                      ---------    ---------
NET LOSS                             $  ( 2,059)  $  (17,839)
                                      =========    =========

Basic and diluted loss per share     $    (0.00)  $     (.01)

Weighted average shares outstanding   2,769,520    1,776,000


                                TVE CORPORATION
                         (FORMERLY ALPHCOM CORPORATION)
                            STATEMENTS OF CASH FLOW
                   Three Months Ended March 31, 2004 and 2003
                                  (unaudited)



                                                    2004          2003
                                                  ---------    ---------
Cash Flows From Operating Activities
  Net loss                                       $   (2,059)  $  (17,864)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Cost Recovery                                        -       (37,951)
    Changes in:
      Accounts payable                                 (435)      52,146
      Accrued Liabilities                            (3,334)
      Sundry Assets                                              ( 5,576)
                                                  ---------    ---------
  Net Cash Used In Operating Activities              (5,828)     ( 9,245)
                                                  ---------    ---------
Cash Flows From Financing Activities
  Proceeds from stockholder loan                      5,828        9,237
                                                  ---------    ---------
  Net Cash Used By Financing Activities               5,828        9,237
                                                  ---------    ---------
Net change in cash                                        -           (8)
Cash at beginning of year                                 -            8
                                                  ---------    ---------
Cash at end of year
                                                 $        -   $        -
                                                  =========    =========


                                TVE CORPORATION
                         (FORMERLY APHACOM CORPORATION)
                          NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of TVE Corporation, ("TVE"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the TVE's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2003, as reported in Form 10-KSB, have been omitted.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH ON THE FORWARD LOOKING STATEMENTS AS A RESULT OF THE RISKS SET FORTH IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, GENERAL ECONOMIC CONDITIONS, AND CHANGES IN THE ASSUMPTIONS USED IN MAKING SUCH FORWARD LOOKING STATEMENTS.

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

     In the event the Company raises capital, it will likely use such funds for mining related exploration and to employ personnel. The Company does not plan to use any capital raised for the purchase of any plant or significant equipment. The Company currently has no assets to sell as it has none. The Company is not Involved in product research and development in its line of business.

Comparison of Operating Results.

     Comparison of Operating Results for the Quarter Ended March 31, 2004 to the Quarter Ended March 31, 2003

     General and administrative expenses decreased by $53,731 from $55,790 for the quarter ended March 31, 2003, to $2,059 for the quarter ended March 31, 2004. The decrease in general and administrative expenses was principally due to the costs associated with the change of control and consulting fees paid for the quarter ended March 31, 2003.

     Net operating loss decreased $15,780 from net operating loss of $17,839 for the quarter ended March 31, 2003, to a net operating loss of $2,059 for the quarter ended March 31, 2004. The decrease in net operating loss is due to the decrease in general and administrative expenses.

     As of March 31, 2004, the Company's accumulated deficit was $265,922.

Liquidity and Capital Resources

     For the quarter ended March 31, 2004, the Company has not generated cash flow from operations. Consequently, the Company has been dependent upon its principal stockholder and officer to fund its cash requirements.

     As of March 31, 2004, the Company had cash of $0, no assets, and a working capital deficit of $33,807. As of March 31, 2004, the Company had no outstanding debt other than ordinary trade payables and advances from its principal stockholder and officer.

     The Company's principal stockholder and officer is seeking to raise capital to implement the Company's business strategy. In the event additional capital is not raised, the Company may seek a merger, acquisition or outright sale.

Critical Accounting Estimates

     Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policy affects our more significant judgments and estimates used in the preparation of our financial statements:

Going Concern. The Company has suffered recurring losses from operations, has a negative working capital, and is in serious need of additional financing. These factors among others indicate that the Company may be unable to continue as a going concern, particularly in the event that it cannot obtain additional financing or, in the alternative, affect a merger or acquisition. The Company's continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

ITEM 3.   CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Our chief executive officer and principal financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act of 1934 is 1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms; and 2) accumulated and communicated to him as appropriate to allow timely decisions regarding required disclosure.

     (b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)     Exhibits

     Exhibit No.          Description

     16.1               Letter from Rosenberg Smith & Partners
                        Chartered Accountants                         (1)

     16.2               Letter from Weisbrod Goldmacher, LLP,
                        Chartered Accountants                         (1)

     31                 Certificate of the Chief Executive
                        Officer and Principal Financial Officer
                        pursuant to Section 302 of the Sarbanes-
                        Oxley Act of 2002                               *

     32                 Certificate of the Chief Executive
                        Officer and Principal Financial Officer
                        pursuant to Section 906 of the Sarbanes-
                        Oxley Act of 2002                               *

(1) Filed as Exhibits 16.1 and 16.2 to the Company's Form 8-K filed with the Securities and Exchange Commission on February 26, 2004, and incorporated herein by reference.

* Filed Herein.

b)     REPORTS ON FORM 8-K

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


                                   TVE CORPORATION

Dated: May 14, 2004                By /s/ Bruce Cohen
                                   ------------------------
                                   Bruce Cohen,
                                   Title: Chief Executive officer and
                                   Principal Financial Officer

                                   EXHIBIT 31

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

Date:  May 14, 2004


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


I, Bruce Cohen, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of TVE Corporation on Form 10-QSB for the quarterly period ended March 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of TVE Corporation.


                                        By:/s/ Bruce Cohen
                                        --------------------------
                                        Name: Bruce Cohen
                                        Title: Chief Executive Officer
                                        and Principal Financial Officer

May 14, 2004