Form 10QSB
period 2004-06-30
ECHO RESOURCES INC.
filed 2004-09-02
CIK 1084899

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

Commission file number 000-26703


                              ECHO REWOURCES, INC.
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                        000-26703           98-0206030
----------------------------    ------------        ----------------------
(State or other jurisdiction    (Commission                  (IRS Employer
of incorporation)               file number)        Identification No.)

500 Australian Avenue South, Suite 619,
West Palm Beach FL                                      33401
----------------------------------------            -----------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code: (561) 616-4146


                                 TVE Corporation
            599-B Yonge-B, Suite 317,Toronto, Ontario, Canada M4Y1Z4
          -------------------------------------------------------------
          (Former name or former address, if changes since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.



Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|.



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     As of August 25, 2004, there were approximately 5,539,040 shares of the Issuer's common stock, par value $0.00005 per share outstanding.


Transitional Small Business Disclosure Format (Check one):  Yes |_| No |X|.

INDEX

                         PART I. - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)                        F-1

Item 2. Management's Discussion and Analysis or Plan of Operations             8

Item 3. Controls and Procedures                                               10


                          PART II. - OTHER INFORMATION

Item 1. Legal Proceedings                                                     10

Item 2. Changes in securities, use of proceeds and
        small business issuer of equity securities                            11

Item 3. Defaults upon senior securities                                       11

Item 4. Submission of matters to a vote of security holders                   11

Item 5. Other information                                                     11

Item 6. Exhibits and reports on Form 8-K                                      11

Signatures                                                                    12

                         PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)


                          INDEX TO FINANCIAL STATEMENTS


Balance Sheet................................................................F-2

Statements of Operations.....................................................F-3

Statements of Cash Flows.....................................................F-4

Notes to Financial Statement.................................................F-5

                              ECHO REWOURCES, INC.
                           (FORMERLY TVE CORPORATION)
                                  Balance Sheet
                                  June 30, 2004
                                   (unaudited)


                                   ASSETS

Assets                                                                      $            -
                                                                            ==============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities                                                                 $            -
                                                                            --------------
Commitments and Contingencies                                                            -


STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $0.0001 par value, authorized 10,000 shares;
      0 issued and outstanding
                                                                                         -
  Common stock, $0.0001 par value, authorized 49,990,000 shares;
      2,769,520 issued and outstanding                                                 277
  Additional paid-in capital                                                       265,810
  Deficit accumulated during the development stage                                (266,087)
                                                                            --------------

          TOTAL STOCKHOLDERS' DEFICIT                                                    -
                                                                            --------------

TOTAL LIABILITIES AND  STOCKHOLDERS' DEFICIT                                $            -
                                                                            ==============








     The accompanying notes are an integral part of the financial statements

                              ECHO REWOURCES, INC.
                           (FORMERLY TVE CORPORATION)
                            Statements of Operations
                                   (unaudited)




                                                        Three Months Ended        Six Months Ended
                                                             June 30,                 June 30,
                                                   ---------------------------------------------------
                                                        2004        2003         2004         2003
                                                   ---------------------------------------------------
REVENUES                                             $      -   $       -     $       -   $       -
                                                   ---------------------------------------------------

OPERATING EXPENSES:
   General and administrative expenses                    165       8,721         2,224      64,536
                                                   ---------------------------------------------------
        Net operating loss                               (165)     (8,721)       (2,224)    (64,536)

Cost Recovery                                               -           -             -      37,951
                                                   ---------------------------------------------------
Net income (loss)                                    $   (165)  $  (8,721)    $  (2,2241) $ (26,585)
                                                   ===================================================

Income (loss) per weighted average common share      $  (0.00)  $   (0.00)    $    (0.00) $  (0.01)
                                                   ===================================================

Number of weighted average common shares
outstanding                                         5,539,040   4,545,498     5,539,040   4,545,498
                                                   ===================================================






     The accompanying notes are an integral part of the financial statements

                              ECHO REWOURCES, INC.
                           (FORMERLY TVE CORPORATION)
                            Statements of Cash Flows
                                   (unaudited)



                                                                     2004             2003
                                                              ---------------   --------------
                                                                  (unaudited)     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Gain (loss)                                               $        (2,224)  $      (26,585)
Adjustments to reconcile net loss to net cash used in
operating activities:
Cost Recovery                                                               -          (37,951)
Changes in:
        Accounts payable                                                 (537)         (43,008)
        Accrued Liabilities                                            (3,334)               -
        Sundry Assets                                                       -           (5,576)
                                                              ---------------   --------------

Net Cash Used In Operating Activities                                  (6,095)        (113,120)
                                                              ---------------   --------------
Cash Flows From Financing Activities:
     Issuance of Common Stock                                               -           81,694
     Proceeds from stockholder loan                                     6,095           31,148
                                                              ---------------   --------------

Net Cash Used By Financing Activities                                   6,095          113,112
                                                              ---------------   --------------

Net change in cash                                                          -               (8)

CASH, beginning of year                                                     -                8
                                                              ---------------   --------------

CASH, end of year                                             $             -   $            -
                                                              ===============   ==============





     The accompanying notes are an integral part of the financial statements

                              ECHO RESOURCES, INC.
                           (FORMERLY TVE CORPORATION)
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)



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


NOTE 2 - Change of ownership

On June 30, 2004, Gala Enterprises Ltd. ("Gala"), made a cash payment to certain shareholders of TVE Corporation (the "Company"), a Delaware corporation, in the amount of Eighty-Five Thousand Dollars ($85,000) in exchange for 1,500,000 shares of the Company's restricted Common Stock, transferred pursuant to Section 4(1) of the Securities Act of 1933, as amended. These shares were acquired from one (1) existing shareholder of the Company, specifically Bruce Cohen. The purpose of this transaction was to effect a change of control of the Company to Gala. As of the date of this filing, Gala beneficially directly owns 54% of the issued and outstanding common stock of the Company.

On June 30, 2004, Pieter DuRand assumed the position of sole officer and director of TVE from Bruce Cohen.


NOTE 3 - SUBSEQUENT EVENTS

In July, 2004 TVE issued a forward split of all its issued and outstanding common stock at a ratio of two for one, and officially changed its name to "Echo Resources, Inc."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements

     This Form 10-QSB contains statements that are forward-looking statements within the meaning of the federal securities laws, including statements about our expectations, beliefs, intentions or strategies for the future. These statements involve known and unknown risks and uncertainties, including risks resulting from the environment in which we operate, economic and market conditions, competitive activities, other business conditions, accounting estimates, and the risk factors set forth in our Form 10-KSB. Our actual results may differ materially from results anticipated in our forward-looking statements. We base our forward-looking statements on information currently available to us, and we have no current intention to update these statements, whether as a result of changes in underlying factors, new information, future events or other developments, except as required by law.

     The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-Q as well as our other SEC filings.

Overview

     TVE Corporation ("TVE" or alternatively, the "Company"), a Delaware Corporation, incorporated in 1997, is currently focusing on the precious metals and minerals mining industries, with an emphasis on gold mining and activities related to this business.

Plan of Operation

     The Company needs additional financing to execute its business plan. The Company currently has no cash. Without financing, the Company cannot satisfy its cash requirements and previously relied on Bruce S. Cohen, the Company's former majority stockholder, director and officer to advance monies to the Company to cover expenses. As a result of Mr. Cohen's sale of all of his stock to Gala Enterprises Ltd, on June 30, 2004, this transaction effected a change of control of the Company to Gala with Gala beneficially directly owning 54% of the Company's issued and outstanding common stock. Therefore, the Company will rely on Gala to advance monies to the Company to cover expenses in the future. If the Company does not receive sufficient additional financing, it will not be able to implement its business strategy.

     In the event the Company raises capital, it will likely use such funds for mining related exploration and to employ personnel. The Company does not plan to use any capital raised for the purchase of any plant or significant equipment. The Company currently has no assets to sell as it has none. The Company is not involved in product research and development in its line of business.

Comparison of Operating Results.

Net Operating Revenues

     There was not any operating revenue for the quarter ended June 30, 2004, or for the quarter ended June 30, 2003.

     Comparison of Operating Results for the Quarter Ended June 30, 2004 to the Quarter Ended June 30, 2003

     General and administrative expenses including professional fees and shareholder services decreased by $62,318 from $64,536 for the quarter ended June 30, 2003, to $2,224 for the quarter ended June 30, 2004. The decrease in general and administrative expenses was principally due to the Company having no revenues and not conducting any business for the quarter ended June 30, 2004.

     Net operating loss decreased $24,361 from net operating loss of $26,585 for the quarter ended June 30, 2003, to a net operating loss of $2,224 for the quarter ended June 30, 2004. The decrease in net operating loss is due to the lack of business conducted by the Company for the quarter ended June 30, 2004 therefore not requiring the professional fees and shareholder services fees incurred for the quarter ended June 30, 2003.

     As of June 30, 2004, the Company's accumulated deficit was $266,087.

Liquidity and Capital Resources

     For the quarter ended June 30, 2004, the Company has not generated cash flow from operations. Consequently, the Company has been dependent upon its principal stockholder and officer to fund its cash requirements.

     As of June 30, 2004, the Company had cash of $0, no assets, and no current liabilities. As of June 30, 2004, the Company had no outstanding debt as a result of the advances from Bruce S. Cohen being forgiven on June 30, 2004 pursuant to the change in control transaction.

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

     We believe the following critical accounting policy affects our more significant judgments and estimates used in the preparation of our financial statements:

Going Concern.

     The Company has suffered recurring losses from operations and is in serious need of additional financing. These factors among others indicate that the Company may be unable to continue as a going concern, particularly in the event that it cannot obtain additional financing or, in the alternative, affect a merger or acquisition. The Company's continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.


Item 3. Controls and Procedures

     Our management, which includes our Chief Executive Officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") as of the end of the period covered by this report. Based upon that evaluation, our management has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the end of the period covered by this report based on such evaluation.



                                     PART II

                                OTHER INFORMATION


Item 1. Legal Proceedings

         None.

Item 2. Changes in securities, use of proceeds and small business issuer of equity securities

         None.


Item 3. Defaults upon senior securities

         None


Item 4. Submission of matters to a vote of security holders

         None


Item 5. Other information

     On June 30, 2004, Mr. Bruce S. Cohen resigned as Chief Executive Officer, Principal Financial Officer and Director of the Company.

     The Company's majority stockholders approved the following action by written consent in lieu of a special meeting, to be effective August 6, 2004, or withing ten (10) days thereof:

     1. A changed of the Company's name to Echo Resources, Inc. to be effective as of the filing of an amendment to the Company's Amended Certificate of Incorporation with the Delaware Secretary of State; and
     2. A forward split of the issued and outstanding common stock of the Company at a ratio of two (2) shares for each one (1) share.


Item 6. Exhibits and reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit no.       Descriptions
---------         -----------------------
31.1  *   Certification of the Chief Executive Officer, dated September 2, 2004, pursuant  to Rule  13a-14(a)  or  15d-14(a),  as adopted  pursuant  to
          Section 302 of the Sarbanes-Oxley Act of 2002.

31.2  *   Certification of the Chief Financial Officer, dated September 2, 2004, pursuant  to Rule  13a-14(a)  or  15d-14(a),  as adopted  pursuant  to
          Section 302 of the Sarbanes-Oxley Act of 2002.

32.1  *   Certification of the Chief Executive Officer, dated September 2, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2  *   Certification of the Chief Financial Officer, dated September 2, 2004, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
---------------
* Filed herewith.

     (b) The following sets forth the Company's reports on Form 8-K that have been filed during the quarter for which this report is filed:

      1. On July 7, 2004 we filed a Report on Form 8-K regarding the change in control of the Company as a result of Bruce S. Cohen's sale of all of his stock to Gala Enterprises Ltd.;



                                    SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


TVE Corporation


By:  /s/ Pieter DuRand
------------------------------
Pieter DuRand
Chief Executive Officer,
President and Chairman of the Board*

      Date: September 2, 2004

-----------------
* Pieter DuRand has signed both on behalf of the registrant as a duly authorized officer and as the Registrant's principal accounting officer.