Form 10QSB/A
period 2004-06-30
ECHO RESOURCES INC.
filed 2004-10-04
CIK 1084899

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
                                 (Amendment 1)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 1, 2004, there were approximately 5,539,040 shares of the Issuer's common stock, par value $0.00005 per share outstanding.


Transitional Small Business Disclosure Format (Check one):  Yes |_| No |X|.




                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A (i) revises the notes to the financial statements in Item 1 and to reflect the quarterly activity in the MD&A in Item 2 in Part I, and (ii) amends Item 6 in Part II. No revisions have been made to the unaudited Balance Sheet, Statements of Operations and Statements of Cash Flow included herein. Except for the cover page, this report does not reflect any events or circumstances occurring after September 2, 2004, the original filing date of the Company's Form 10-QSB for the quarter ended June 30, 2004.

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
                                                                            --------------

TOTAL LIABILITIES AND  STOCKHOLDERS' DEFICIT                                $            -
                                                                            ==============








     The accompanying notes are an integral part of the financial statements

                              ECHO REWOURCES, INC.
                           (FORMERLY TVE CORPORATION)
                            Statements of Operations
                                   (unaudited)




                                                        Three Months Ended        Six Months Ended
                                                             June 30,                 June 30,
                                                   ---------------------------------------------------
                                                        2004        2003         2004         2003
                                                   ---------------------------------------------------
REVENUES                                             $      -   $       -     $       -   $       -
                                                   ---------------------------------------------------

OPERATING EXPENSES:
   General and administrative expenses                    165       8,721         2,224       64,536
                                                   ---------------------------------------------------
        Net operating loss                               (165)     (8,721)       (2,224)     (64,536)

Cost Recovery                                               -           -             -       37,951
                                                   ---------------------------------------------------
Net income (loss)                                    $   (165)  $  (8,721)    $  (2,224)  $  (26,585)
                                                   ===================================================

Income (loss) per weighted average common share      $  (0.00)  $   (0.00)    $    (0.00) $    (0.01)
                                                   ===================================================

Number of weighted average common shares
outstanding                                         5,539,040   4,545,498      5,539,040   4,545,498
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
                                                              ===============   ==============





     The accompanying notes are an integral part of the financial statements

                              ECHO RESOURCES, INC.
                           (FORMERLY TVE CORPORATION)
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Echo Resources, Inc. ("Echo"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Echo's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2003, as reported in Form 10-KSB, have been omitted.


NOTE 2 - Change of ownership

On June 30, 2004, Gala Enterprises Ltd. ("Gala"), purchased 1,500,000 shares of Echo's restricted Common Stock for $85,000 from a shareholder. The purpose of this transaction was to effect a change of control of Echo to Gala. As of the date of this filing, Gala directly owns 54% of the issued and outstanding common stock of Echo.

On June 30, 2004, Pieter DuRand assumed the position of sole officer and director of Echo from Bruce Cohen.


NOTE 3 - SUBSEQUENT EVENTS

In July, 2004 Echo issued a forward split of all its issued and outstanding common stock at a ratio of two for one, and officially changed its name to "Echo Resources, Inc."

All amounts reported in these financials have been adjusted for this split.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements

     This Form 10-QSB/A contains statements that are forward-looking statements within the meaning of the federal securities laws, including statements about our expectations, beliefs, intentions or strategies for the future. These statements involve known and unknown risks and uncertainties, including risks resulting from the environment in which we operate, economic and market conditions, competitive activities, other business conditions, accounting estimates, and the risk factors set forth in our Form 10-KSB. Our actual results may differ materially from results anticipated in our forward-looking statements. We base our forward-looking statements on information currently available to us, and we have no current intention to update these statements, whether as a result of changes in underlying factors, new information, future events or other developments, except as required by law.

     The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-QSB/A as well as our other SEC filings.

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

     In the event the Company raises capital, it will likely use such funds for working capital and to employ personnel. The Company does not plan to use any capital raised for the purchase of any plant or significant equipment. The
Company currently has no assets to sell as it has none. The Company is not involved in product research and development in its line of business.

Comparison of Operating Results.

Net Operating Revenues

     There was not any operating revenue for the quarter ended June 30, 2004, or for the quarter ended June 30, 2003.

     Comparison of Operating Results for the Quarter Ended June 30, 2004 to the Quarter Ended June 30, 2003

     Net operating loss decreased $8,556 from net operating loss of $8,721 for the quarter ended June 30, 2003, to a net operating loss of $165 for the quarter ended June 30, 2004. The decrease in the net operating loss is due to the lack of business conducted by the Company for the quarter ended June 30, 2004 therefore not requiring the professional fees and shareholder services fees incurred for the quarter ended June 30, 2003.

     As of June 30, 2004, the Company's accumulated deficit was $266,087.

Liquidity and Capital Resources

     For the quarter ended June 30, 2004, the Company has not generated cash flow from operations. Consequently, the Company has been dependent upon its principal stockholder and officer to fund its cash requirements.

     As of June 30, 2004, the Company had cash of $0, no assets and no current liabilities. As of June 30, 2004, the Company had no outstanding debt as a result of the advances from Bruce S. Cohen being forgiven on June 30, 2004 pursuant to the change in control transaction.

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


                          PART II - OTHER INFORMATION

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


Item 4.  Submission of matters to a vote of security holders

         None


Item 5.  Other information

     On June 30, 2004, Mr. Bruce S. Cohen resigned as Chief Executive Officer, Principal Financial Officer and Director of the Company.

     The Company's majority stockholders approved the following actions by written consent in lieu of a special meeting, to be effective August 6, 2004, or within ten (10) days thereof:

          1. A change of the Company's name to Echo Resources, Inc., to be effective as of the filing of an amendment to the Company's Amended Certificate of Incorporation with the Delaware Secretary of State; and

          2. A forward split of the issued and outstanding common stock of the Company at a ratio of two (2) shares for each one (1) share.


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


Echo Resources, Inc.

By:  /s/ Pieter DuRand
------------------------------
Pieter DuRand
Chief Executive Officer,
President and Chairman of the Board*

      Date: October 1, 2004

-----------------
* Pieter DuRand has signed both on behalf of the registrant as a duly authorized officer and as the Registrant's principal accounting officer.