Form 10QSB
period 2004-09-30
ECHO RESOURCES INC.
filed 2004-11-23
CIK 1084899

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB


(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

[_] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from ______________ to _____________


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


                                      N/A
          -------------------------------------------------------------
          (Former name or former address, if changes since last report)




Copies to:

                          Kenneth S. Pollock, Esq.
                          Newman, Pollock & Klein, LLP
                          2424 N. Federal Highway, Suite 411
                          Boca Raton, FL 33431
                          (561) 393 6168

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


As of November 8, 2004, there were approximately 5,539,040 shares of the Issuer's common stock, par value $0.00005 per share outstanding.


Transitional Small Business Disclosure Format (Check one):  Yes |_| No |X|.

                                      INDEX

                         PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

     Balance Sheet as at September 30, 2004

     Interim Income Statement for the period ended September 30, 2004 and September 30, 2003

     Interim Statement of Cash Flows for the period ended September 30, 2004 and September 30, 2003

     Notes to Interim Financial Statements

Item 2   Management's Discussion and Analysis or Plan of Operations

Item 3   Controls and Procedures


                          PART II. - OTHER INFORMATION

Item 1   Legal Proceedings

Item 2 Changes in securities, use of proceeds and small business issuer of equity securities

Item 3   Defaults upon senior securities

Item 4   Submission of matters to a vote of security holders

Item 5   Other information

Item 6   Exhibits and reports on Form 8-K

                          PART I. FINANCIAL INFORMATION

                          INDEX TO FINANCIAL STATEMENTS


Balance Sheet................................................................F-1

Statements of Operations.....................................................F-2

Statements of Cash Flows.....................................................F-3

Notes to Financial Statement.................................................F-4

                              ECHO RESOURCES, INC.
                           (FORMERLY TVE CORPORATION)
                                  BALANCE SHEET
                               September 30, 2004
                                   (unaudited)


Assets
  Cash                                                                          $   6,000
  Mining claim interest                                                            44,000
                                                                                ---------
                                                                                   50,000
                                                                                =========

         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Note Payable                                                                  $   2,055
                                                                                ---------
         Total Current Liabilities                                                  2,055
                                                                                ---------
Commitments and Contingencies                                                           -

Stockholders' Deficit

  Preferred stock, $.0001 par value, 10,000 shares
         authorized, no shares issued and outstanding                                   -
  Common stock, $.00005 par value, 49,990,000 shares
         authorized, 5,539,040 issued and outstanding                                 277
  Additional paid in capital                                                      315,810
  Accumulated deficit                                                            (268,142)
                                                                                ---------
         Total Stockholders' Deficit                                               47,945
                                                                                ---------
         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $  50,000
                                                                                =========




     The accompanying notes are an integral part of the financial statements

                              ECHO RESOURCES, INC.
                           (FORMERLY TVE CORPORATION)
                            STATEMENTS OF OPERATIONS
                  Nine Months Ended September 30, 2004 and 2003
                                   (unaudited)



                                                         Three Months               Nine Months
                                                             Ended                      Ended
                                                        September 30,              September 30,
                                                       2004       2003            2004       2003
                                                    ---------  ---------       ---------  ---------
Revenue                                             $       -  $       -       $       -  $       -

General and administrative                                  -      3,789           2,224     68,325
                                                    ---------  ---------       ---------  ---------
         Net operating loss                                 -     (3,789)        ( 2,224)   (68,325)


Cost recovery                                               -          -               -     37,951
Interest expense                                       (2,055)         -          (2,055)        -
                                                    ---------  ---------        --------  ---------

NET INCOME (LOSS)                                   $  (2,055) $  (3,789)      $  (4,279) $ (30,374)
                                                    =========  =========       =========  =========

Basic and diluted
  loss per share                                    $   (0.00) $   (0.00)      $   (0.00) $   (0.01)

Weighted average
  shares outstanding                                5,539,040  2,272,749       5,539,040   2,272,749




     The accompanying notes are an integral part of the financial statements

                              ECHO RESOURCES, INC.
                           (FORMERLY TVE CORPORATION)
                             STATEMENTS OF CASH FLOW
                  Nine Months Ended September 30, 2004 and 2003
                                   (unaudited)



                                                                      2004        2003
                                                                    ---------   ---------
Cash Flows From Operating Activities
  Net Gain (loss)                                                   $  (4,279)  $ (30,374)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Amortization of beneficial conversion feature                       2,055
    Cost Recovery                                                                 (37,951)
    Changes in:
         Accounts payable                                                (537)    (42,251)
         Accrued Liabilities                                           (3,334)
         Sundry Assets                                                             (5,576)
                                                                    ---------   ---------
  Net Cash Used In Operating Activities                                (6,095)   (116,152)
                                                                    ---------   ---------

Cash Flows From Investing Activities

  Deposit on options                                                  (44,000)          -
                                                                     --------   ---------
  Net cash Used In Investing Activities                               (44,000)          -
                                                                     --------   ---------

Cash Flows From Financing Activities

  Issuance of common stock -                                                       81,964
  Proceeds from stockholder loan                                        6,095      34,180
  Proceeds from note payable                                           50,000           -
                                                                    ---------   ---------
  Net Cash Used By Financing Activities                                56,095     116,144
                                                                    ---------   ---------
Net change in cash                                                      6,000          (8)

Cash at beginning of year                                                   -           8
                                                                    ---------   ---------
Cash at end of year
                                                                    $   6,000   $       -
                                                                    =========   =========


     The accompanying notes are an integral part of the financial statements

                              ECHO RESOURCES, INC.
                           (FORMERLY TVE CORPORATION)
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Echo Resources, Inc. ("Echo"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Echo's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2003, as reported in Form 10-KSB, have been omitted.


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

NOTE 3 - STOCK SPLIT

In July, 2004 Echo issued a forward split of all its issued and outstanding common stock at a ratio of two for one, and officially changed its name to "Echo Resources, Inc."

All amounts reported in these financials have been adjusted for this split.


NOTE 4 - NOTE PAYABLE

In September 2004, Echo issued a convertible promissory note to allow advances up to $100,000. As of September 30, 2004, $50,000 had been advanced to the company. The note bears seven percent interest, is convertible at the lender's option at $2 per share, and is payable in one year.

The note has been discounted for its beneficial conversion feature, which will be amortized over the life of the note. A summary of the notes is as follows:

                                                        Notes Payable
                                                        -------------
                    Gross proceeds from notes           $      50,000
          Less: Beneficial conversion feature                 (50,000)
                Add: Amortization of discount                   2,055
                                                        -------------
              Value of note on September 30, 2004       $       2,055
                                                        =============


NOTE 5 - INVESTMENT

In September 2004, Echo purchased a 20% interest in two claims in the Southern Mining District of Saskatchewan from an exploration company for $44,000. Six months from closing the agreement, Echo will be required to fund 50% of the exploration company's estimated work program on the two properties to maintain its 20% interest. If Echo does not meet this requirement, the 20% interest will revert back to the exploration company.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

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

     The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-QSB as well as our other SEC filings.

Plan of Operation

     The Company needs additional financing to execute its business plan. The Company currently has minimal cash. Without financing, the Company cannot satisfy its cash requirements and previously relied on Bruce S. Cohen, the Company's former majority stockholder, director and officer to advance monies to the Company to cover expenses. As a result of Mr. Cohen's sale of all of his stock to Gala Enterprises Ltd, on June 30, 2004, this transaction effected a change of control of the Company to Gala with Gala beneficially directly owning 54% of the Company's issued and outstanding common stock. Therefore, the Company will rely on Gala to advance monies to the Company to cover expenses in the future. If the Company does not receive sufficient additional financing, it will not be able to implement its business strategy.

     In the event the Company raises capital, it will likely use such funds for working capital and to employ personnel. The Company does not plan to use any capital raised for the purchase of any plant or significant equipment. The
Company currently has no assets to sell as it has none. The Company is not involved in product research and development in its line of business.

Comparison of Operating Results.

Net Operating Revenues

     There was not any operating revenue for the quarter ended September 30, 2004, or for the quarter ended September 30, 2003.

Comparison of Operating Results for the Quarter Ended September 30, 2004 to the Quarter Ended September 30, 2003

     Net operating loss decreased $3,789 from net operating loss of $3,789 for the quarter ended September 30, 2003, to a net operating loss of $0 for the quarter ended September 30, 2004. The decrease in the net operating loss is due to the lack of business conducted by the Company for the quarter ended September 30, 2004 therefore not requiring the professional fees and shareholder services fees incurred for the quarter ended September 30, 2003.

     As of September 30, 2004, the Company's accumulated deficit was $268,142.


Liquidity and Capital Resources

     For the quarter ended September 30, 2004, the Company has not generated cash flow from operations. Consequently, the Company has been dependent upon its principal stockholder and officer as well as a third party non-affiliate, Confederated Finance Corp. ("Confederated"), to fund its cash requirements. Specifically, the Company and Confederated entered into a Convertible Promissory Note ("Note") for the principal sum or so much of the principal sum of One Hundred Thousand Dollars ($100,000) as may from time to time have been advanced and be outstanding, together with accrued interest at the rate of 7% per annum. The entire unpaid balance of principal (subject to conversion of such principal as provided in the Note) and all accrued and unpaid interest shall be due and payable on the day prior to the first anniversary of the Effective Date of the Note.

     As of September 30, 2004, the Company had cash of $6,000. As of September 30, 2004, the Company had an outstanding debt of $2,055 as a result of the note payable to Confederated.

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


Item 3 - Controls and Procedures

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

                                    PART II
                               OTHER INFORMATION


Item 1   Legal Proceedings

     None.


Item 2 Changes in securities, use of proceeds and small business issuer of equity securities

     In September 2004, Echo issued a convertible promissory note to allow advances up to $100,000. As of September 30, 2004, $50,000 had been advanced to the company. The note bears seven percent interest, is convertible at the lender's option at $2 per share, and is payable in one year.


Item 3   Defaults upon senior securities

     None


Item 4   Submission of matters to a vote of security holders

     None


Item 5   Other information

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

     In September 2004, Echo purchased a 20% interest in two claims in the Southern Mining District of Saskatchewan from an exploration company for $44,000. Six months from closing the agreement, Echo will be required to fund 50% of the exploration company's estimated work program on the two properties to maintain its 20% interest. If Echo does not meet this requirement, the 20% interest will revert back to the exploration company.


Item 6   Exhibits and reports on Form 8-K

     (a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit
number      Descriptions
--------  -----------------------

10.1      Convertible   Promissory  Note  between  Echo   Resources,   Inc.  and
          Confederated Finance Corp; dated September 15, 2004.

31.1  *   Certification  of the Acting Chief Executive  Officer,  dated November
          22, 2004, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2  *   Certification  of the Acting Chief Financial  Officer,  dated November
          22, 2004, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1  *   Certification Acting Chief Executive Officer, dated November 22, 2004, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.1  *   Certification Acting Chief Financial Officer, dated November 22, 2004, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

------------
*     Filed herewith.


     (b) The following sets forth the Company's reports on Form 8-K that have been filed during the quarter for which this report is filed:

     On July 7, 2004 we filed a Report on Form 8-K regarding the change in control of the Company as a result of Bruce S. Cohen's sale of all of his stock to Gala Enterprises Ltd.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Echo Resources, Inc.

By: s/ Pieter DuRand
---------------------------
Pieter DuRand
Chief Executive Officer,
President and Chairman of the Board*

Date: November 22, 2004





-------------------
* Pieter DuRand has signed both on behalf of the registrant as a duly authorized officer and as the Registrant's principal accounting officer.