Form 10KSB
period 2004-12-31
ECHO RESOURCES INC.
filed 2005-04-15
CIK 1084899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______


Commission file number: 000-26703

                              ECHO RESOURCES, INC.
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

          None

Securities registered pursuant to Section 12(g) of the Exchange Act:

          Common Stock, Par Value $0.00005 Per Share

     Check whether the issuer (1) has filed all reports  required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|   No |_|



     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|



     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|



     State issuer's revenues for its most recent fiscal year ended December 31, 2004: $0.



     Of the 5,539,040 shares of voting stock of the registrant issued and outstanding as of April 9, 2005, 552,046 shares were held by non-affiliates. The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing bid price of its Common Stock as reported on the OTC Bulletin Board on April 9, 2005: US$2,815,435.



                       DOCUMENTS INCORPORATED BY REFERENCE


     Form 8-K filed on July 7, 2004 regarding the change in control of the Company as a result of Bruce S. Cohen's sale of all of his stock to Gala Enterprises Ltd. Transitional Small Business Disclosure Format (check one):

Yes |X|  No |_|

                                     PART I

Item 1. Description of Business

     The following discussion should be read in conjunction with the Company's audited financial statements and notes thereto and Item 6 included herein. In connection with, and because the Company desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on its behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on the Company's behalf. Without limiting the generality of the foregoing, words such as "may", "anticipate", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. The Company disclaims any obligation to update forward-looking statements.

(a)  Business Development
     Echo Resources, Inc. was incorporated on December 15, 1997 in Delaware as AlphaCom Corporation. Previously, we were a subsidiary of Lingo Media Inc. ("LMI") (formerly Alpha Communications Corp.) located at 151 Bloor Street West, Suite 890, Toronto, Ontario, M5S 1S4. On March 20, 2003, Bruce Cohen ("Mr. Cohen") acquired 1,500,000 shares of our common stock from 1476848 Ontario Inc. We changed our name in March 2003 to TVE Corporation and in July 2004 to Echo Resources, Inc. In September 2000, we commenced trading on the Over-The-Counter Bulletin Board under the symbol "AHMC", our symbol was changed to "ALHO" as of March 7, 2003 due to a 1:25 reverse stock split and was later changed in March 2003 to "TVEO" due to a name change.

     On June 30, 2004, Gala Enterprises Ltd. ("Gala"), purchased 1,500,000 shares of our restricted Common Stock for $85,000 from Mr. Cohen, our former majority shareholder and former sole officer and director. The purpose of this transaction was to effect a change of control of us from Mr. Cohen to Gala. As of the date of this filing, Gala directly owns 54% of the issued and outstanding common stock of Echo. On June 30, 2004, Mr. Pieter DuRand ("Mr. DuRand") assumed the position as our sole officer and director from Mr. Cohen. In July, 2004, the Company effected a forward 2 for 1 stock split by way of a stock dividend, and officially changed its name to "Echo Resources, Inc."

     Unless the context indicates otherwise, references hereinafter to the "Company", "we", "us" or "Echo" include Echo Resources, Inc., a Delaware corporation. Our principal place of business is 500 Australian Avenue, Suite 619, West Palm Beach, Florida 33401, and our telephone number at that address is
(561) 651-4146.

(b) Business of the Company
     Our new management, after acquiring control of the Company on March 20, 2003, changed our business from marketing and distribution of English Language Learning software programs to focusing on the precious metals and minerals mining industries, with an emphasis on diamond mining and activities related to this business. The anticipated activities include acquiring mining opportunities outright or partial interests therein and/or participating in potential exploration for, delineation of, development of or exploitation of diamond and other precious metals that may be found on such mining properties. We intend to seek third party financing to fund these endeavors.

     In September 2004, we entered into an Option Agreement ("Option Agreement") with Madison Explorations, Inc. ("Madison"). Pursuant to the Option Agreement, we purchased a twenty percent (20%) equity interest in two claims in the property known as The Bulls Eyes Target a/k/a Herbert Anomaly located in the Southern Mining District of Saskatchewan ("Property") for $44,000. In accordance with the Option Agreement, we were required to fund fifty percent (50%) of Madison's estimated work program on the Property within six months of signing the Option Agreement to maintain our 20% interest. This funding requirement was extended to September 30, 2005. If we do not meet this requirement, our 20% interest will revert back to Madison. The Company has not commenced business operations and we are considered a pre-exploration stage enterprise.

     Madison is a mineral exploration company focusing on the discovery of diamonds. Madison has begun the evaluation of the potential of diamond exploration at the Property utilizing the known mineralized material and existing facilities to the extent possible. This involves the evaluation of the financial aspects and operational issues involved and the processes necessary to commence diamond exploration. In addition, this evaluation also involves identification, engineering and estimation of the additional capital investment required as well as the evaluation of and estimation of the time required to seek the necessary regulatory permits and approval from the necessary authorities to allow resumption of operations. On Aug 31, 2004, Madison submitted permit applications to governmental agencies for review, approval and permit issuances related to proposed recommencement of diamond exploration at the Property. The permit amendments are for a staged operation lasting up to 10 years. Commencement of operations at the Property is dependent, among other things, upon the timing of regulatory permit review and approval. However, we don't expect to commence operations for two (2) years.

     The Property is located near the town of Herbert, Saskatchewan, approximately 150km west of Regina. Ground and airborne magnetic survey data in the 1960's by the petroleum exploration industry suggests the presence of an intrusive body approximately 3 kilometers in diameter occurring within the Phanerozoic sediments to the east of Herbert, Saskatchewan. Preliminary interpretation of ground magnetic and bouguer gravity data along a North-South survey line are presented here. The geophysical data can be interpreted as being indicative of a cylindrical intrusive body. The geophysical data suggest that an igneous body has intruded some 600 meters of sediment up to the Late Devonian Dawson Bay Fm. Carbonates.

     Therefore, if the source of this anomaly is a deep intrusive body, it is either an eruptive that ceased activity prior to the end of the Devonian, or it was intruded deeper that the modeling suggests. If it is an intrusive body, it might be considered a rather deep exploration target for skarn and epithermal mineralization, especially as the Devonian sediments in the region are known to be anomalously enriched in gold. Furthermore, if an adequate cap-rock was present at the time of emplacement, it may also represent a good potential source of CO 2 for oil field flooding. Alternatively it could also be a favorable structural trap for petroleum.

     The preliminary model fit to the geophysical data suggests that it is considered unlikely that the detected geophysical anomaly could be associated with a shallow or sub-cropping kimberlite. However, the lack of corresponding seismic anomaly suggests that other interpretations also be applied. The discrepancies in geometry other the magnetic and bouguer gravity profiles for the center of the anomaly might be considered as suggestive that the source is more lens like in shape rather than cylindrical or spherical. The anomaly is far larger than any known to occur for a kimberlite body. However, it is remotely conceivable that a very large sub aqueous eruptive with extensive air/water fall sediments might produce a very widespread deposit of kimberlitic sediments with little or no significant lateral variation in rock or material component. In such a case it might model as a deep intrusive whereas in reality be sub cropping.

     There are abundant kimberlite indicator minerals occurring only about 80km south of this anomaly. Furthermore, the anomaly is situated on the north flank of easterly draining pre-glacial Swift Current Valley, which would have caused an eastward dispersion of indicators. These minerals would have been picked up in the basal glacial till and might account for some of the abundance's of indicators observed in the south. Interpretation of the available data has not yet been completed but it is evident that the Herbert Anomaly represents a number of potential exploration targets.

Competitive Business Conditions and Gold Price
     Our interest in the exploration for, and the acquisition and development of gold and diamond properties are subject to intense competition. Companies with greater financial resources, larger staffs, more experience, and more equipment for exploration and development may be in a better position than us to compete for such mineral properties. Our present limited funding means that our ability to compete for properties to be explored and developed is limited. We believe that competition for acquiring mineral prospects will continue to be intense in the future. The market price for gold and diamonds depends on numerous factors beyond our control, including production or sales by other gold and diamond producing nations, sales and leasing of gold and diamond reserves by governments and central banks, a low rate of inflation and a strong U.S. dollar, global and regional depression or reduced economic activity, and speculative trading.

Government Regulations
     In connection with mining, milling and exploration activities, we are subject to extensive Provincial Federal, state and local laws and regulations governing the protection of the environment, including laws and regulations relating to protection of air and water quality, hazardous waste management, mine reclamation and the protection of endangered or threatened species.

     Prior to the commencement of any exploration operations at the Property, if any, we will rely upon Madison to secure various regulatory permits from provincial, federal, state and local agencies. These governmental and regulatory permits generally govern the processes being used to operate, the stipulations concerning air quality and water issues, and the plans and obligations for reclamation of the properties at the conclusion of operations. At the Property, certain existing governmental or regulatory permits will require the application, modification or reissue to reflect any resumed mining activities. The material permits that will need to be applied for or modified to operate the Property include the Water Pollution Control Permit, Air Quality Emissions Permit and the Artificial Pond Permits.

Costs and Effects of Compliance with Environmental Laws

     In connection with any mining, milling and exploration activities, we are required to comply with various provincial, federal, state and local laws and regulations pertaining to the discharge of materials into the environment or otherwise relating to the protection of the environment. We will rely on or Madison to obtain the necessary environmental permits, licenses or approvals required for potential operations, if any. We are not aware of any material violations of environmental permits, licenses or approvals issued with respect to the Property.

     We are not currently subject to any material pending administrative or judicial enforcement proceedings arising under environmental laws or regulations. Environmental laws and regulations may be adopted and enacted in the future which may have an impact on our operations. We cannot now accurately predict or estimate the impact of any such future laws or regulations on our current and future operations.

Employees

     As of December 31, 2004 and April 9, 2005, we do not have any employees. We anticipate hiring employees over the next twelve months if we are successful in implementing our plan of operations. Presently, the Company does not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, the Company may adopt such plans in the future.

Available Information

     Information   regarding  the  Company's  annual  reports  on  Form  10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and any amendments to these reports, are available to the public from the SEC's website at http://www.sec.gov as soon as reasonably practicable after the Company electronically files such reports with the Securities and Exchange Commission. Any document that the Company files with the SEC may also be read and copied at the SEC's public reference room located at Room 1024, Judiciary Plaza, 450 Fifth Street, N.W., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

                                  Risk Factors

     You should consider each of the following risk factors and any other information set forth in this Form 10-KSB and the other Company's reports filed with the Securities and Exchange Commission ("SEC"), including the Company's financial statements and related notes, in evaluating the Company's business and prospects. The risks and uncertainties described below are not the only ones that impact on the Company's operations and business. Additional risks and uncertainties not presently known to the Company, or that the Company currently considers immaterial, may also impair its business or operations. If any of the following risks actually occur, the Company's business and financial condition, results or prospects could be harmed.

RISKS ASSOCIATED WITH THE COMPANY'S PROSPECTIVE BUSINESS AND OPERATIONS

     The Company lacks meaningful operating history and will require substantial capital if it is to be successful.

     The Company has a very limited operating history upon which an evaluation of its future success or failure can be made. In fact, it was only recently that the Company took steps in a plan to engage in the acquisition of interests in exploration and development mines in Canada, and it is too early to determine whether such steps will lead to success. The Company's ability to achieve and maintain profitability and positive cash flow over time will be dependent upon, among other things, its ability to (i) identify and acquire diamond and gold mining properties or interests therein that ultimately have probable or proven diamond and gold reserves, (ii) sell such diamond and gold mining properties or interests to strategic partners or third parties or commence mining of diamond and gold, (iii) produce and sell diamond and gold at profitable margins and (iv) raise the necessary capital to operate during this period. At this stage in the Company's development, it cannot be predicted how much financing will be required to accomplish its objectives.

     The Company needs to raise substantial funds in order to acquire exploration and mining properties or interests therein and cover operating deficits in the foreseeable future. The Company presently does not have any
revenues,   nor  does  it  anticipate  operating  income  in  the  near  future.
Ultimately, the Company will be required to acquire revenue producing diamond and gold mines (or interests therein), obtain interests in mining properties that can be sold or licensed to strategic partners or third parties and/or develop producing mines on its own in order to generate revenues. These activities will be undertaken over a number of years. No assurances can be given that the Company will be able to obtain the necessary funding during this time to remain in operation. The inability to raise additional funds will have a material adverse affect on the Company's business, plan of operation and prospects.

     The Company's due diligence activities with respect to the property interests owned by Madison cannot assure that these properties will ultimately prove to be commercially viable. The Company's due diligence activities have consisted of a visit to the North Canada Nonferous Geological Prospectus Bureau, General Exploration Agency ("NCGEA"), a review of technical data supplied by NCGEA and Madison with respect to the property, a review of a technical geological report prepared by NCGEA on the property, including geological maps; we have not engaged in any field examination, we have not obtained an independent review of the technical data, nor have we visited the Property.

Accordingly, no assurances can be given that the Property will contain adequate amounts of diamond and gold. Further, even if the Company recovers diamond and gold from such mining properties, it cannot guarantee that it will make a profit. If the Company cannot locate diamond and gold deposits, or it is not economical to recover the diamond and gold deposits, its business and operations will be materially adversely affected.

     Even after the consummation of the Madison transaction, the Company's success will be dependent upon its continued ability to operate in Canada. The Company believes that it has established relationships with individuals and entities that will be able to assist it in doing business profitably in Canada. No assurances can be given, however, that these relationships will be maintained, or that such assistance will prove beneficial. There is a further risk that the regulatory and business climate in Canada will change and become less amenable to the Company's intended business and operations. Changes could take the form of taxes, regulations, limitations on property rights or the ability of foreign corporations to do business in Canada. Any such changes could have a material adverse affect on the Company's business and prospects.

The Company's success is dependent upon a limited number of people.

     The ability to identify diamond and gold mining properties in Canada and negotiate and consummate transactions that will benefit the Company is dependent upon the efforts of its President, Pieter DuRand. In addition, the Company is also dependent upon the efforts of Madison to assist in the identification of exploration and mining opportunities. The loss of the services of any of the aforementioned persons and entities could have a material adverse affect on the Company.

The Company's business will be harmed if it is unable to manage growth.

     The Company's business may experience periods of rapid growth that will place significant demands on its managerial, operational and financial resources. In order to manage this possible growth, the Company must continue to improve and expand its management, operational and financial systems and controls, particularly those related to subsidiaries that will be doing business in Canada. The Company will need to expand, train and manage its employee base. The Company must carefully manage its diamond and gold mining exploration activities. No assurances can be given that the Company will be able to timely and effectively meet such demands. The Company's officers and directors may have conflicts of interest and do not devote full time to the Company's operations. The Company's officers and directors may have conflicts of interest in that they are and may become affiliated with other mining companies. In addition, the Company's officers do not devote full time to the Company's operations. Until such time that the Company can afford executive compensation commensurate with that being paid in the marketplace, its officers will not devote their full time and attention to the operations of the Company. No assurances can be given as to when the Company will be financially able to engage its officers on a full time basis.

     A Substantial or Extended Decline in Diamond or Gold Prices Would Have a Material Adverse Effect on the Company.

     The Company's business is dependent on the prices of diamonds and gold, which are affected by numerous factors beyond our control. Factors tending to put downward pressure on the prices of diamond and gold include:

          o    Sales or leasing of gold by governments and central banks;
          o    A strong U.S. dollar;
          o    Global and regional recession or reduced economic activity;
          o    Speculative trading;
          o    Decreased   demand  for  industrial   uses,  use  in  jewelry  or
               investment;
          o Devaluing local currencies (relative to gold priced in U.S. dollars) leading to lower production costs and higher production in certain regions.

     Any drop in the prices of diamond and gold adversely impacts the Company's revenues, profits and cash flows.

Estimates of Proven and Probable Reserves Are Uncertain

     Estimates of proven and probable reserves are subject to considerable uncertainty. Such estimates are, to a large extent, based on interpretations of geologic data obtained from drill holes and other sampling techniques. Producers use feasibility studies to derive estimates of operating costs based upon anticipated tonnage and grades of diamond or gold to be mined and processed, the predicted configuration of the diamond or gold, comparable facility, equipment, operating costs, and other factors. Actual operating costs and economic returns on projects may differ significantly from original estimates. Further, it may take many years from the initial phase of drilling before production is possible and, during that time, the economic feasibility of exploiting a discovery may change.

Increased Costs Could Affect Profitability

     Costs at any particular mining location frequently are subject to variation from one year to the next due to a number of factors, such as changing diamond or gold grade, metallurgy and revisions to mine plans in response to the physical shape and location of the diamond or gold. In addition, costs are affected by the price of commodities such as fuel and electricity. Such commodities are at times subject to volatile price movements, including increases that could make production at certain operations less profitable. A material increase in costs at any significant location could have a significant effect on the Company's profitability.

Mining Accidents or Other Adverse Events at a Mining Location Could Reduce Our Production Levels

     Production of diamond and gold may fall below historic or estimated levels as a result of mining accidents such as a pit wall failure in an open pit mine, or cave-ins or flooding at underground mines. In addition, production may be unexpectedly reduced at a location if, during the course of mining, unfavorable ground conditions or seismic activity are encountered; diamond or gold grades are lower than expected; the physical or metallurgical characteristics of the diamond or gold are less amenable to mining or treatment than expected; or the mining equipment, processes or facilities fail to operate properly or as expected.

Mining Companies Are Subject to Extensive Environmental Laws and Regulations

     The exploration, mining and processing operations for diamond and gold are regulated under various federal, state, provincial and local laws relating to the protection of the environment, which generally include air and water quality, hazardous waste management and reclamation. Delays in obtaining or failure to obtain government permits and approvals may adversely impact our operations. The regulatory environment in which the Company operates could change in ways that would substantially increase costs to achieve compliance, or otherwise could have a material adverse effect on our operations or financial position. Risks Associated With the Company's Prospective Business And Operations Because of the speculative nature of exploration for diamond and gold properties, there is substantial risk that the Company's business will fail. The search for diamond and gold as a business is extremely risky. The Company cannot provide any assurances that the diamond and gold mining interests that it acquires will contain commercially exploitable reserves of diamonds or gold. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures made and to be made by the Company in connection with the Madison transaction, as well as the further exploration of the properties, will be substantial and may not result in the discovery of commercially exploitable reserves of diamonds or gold.

     The diamond and gold market is a volatile market, will have a direct impact on the Company's revenues and profits and will probably affect whether the Company will be able to succeed. The current price of an ounce of gold is approximately $428.00 USD and there is a wide range for the price per carat of diamonds. The price of diamond and gold has increased over the past few years. This has contributed to the renewed interest in diamond and gold mining and companies engaged in that business, including the exploration for diamond and gold. However, in the event that the price of diamond and gold falls, the interest in the diamond and gold mining industry may decline and the value of the Company's business could be adversely affected. Further, no assurances can be given that diamond and gold will remain at a price that will make mining operations in Canada profitable. Finally, in recent decades, there have been periods of both overproduction and underproduction of diamond and gold resources. Such conditions have resulted in period of excess supply of and reduced demand for diamond and gold on a worldwide basis and on a domestic basis. These periods have been followed by periods of short supply of and increased demand for diamond and gold. The excess or short supply of diamond and gold has placed pressure on prices and has resulted in dramatic price fluctuations even during relatively short periods of seasonal market demand. We cannot predict what the market for diamond and gold will be in the future.

     The  Company  faces  significant   competition  in  the  diamond  and  gold
exploration industry.

     The Company competes with other diamond and gold mining or exploration companies possessing far greater financial resources and technical facilities in connection with the acquisition of diamond and gold exploration and mining properties, even in Canada, as well as in connection with the recruitment and retention of qualified personnel. There is significant competition for acquisitions and opportunities in Canada and, notwithstanding the strategic cooperative agreement entered into with Madison, the Company may be unable to acquire interests in attractive diamond and gold mining exploration and development properties on terms it considers acceptable on a continuing basis, if at all.

     Government regulation or changes in such regulation may adversely affect the Company's business.

     The Company has and will, in the future, engage experts to assist it with respect to its operations in Canada. The Company is beginning to deal with the various regulatory and governmental agencies, and the rules and regulations of such agencies, in connection with the Madison transaction. No assurances can be given that it will be successful in its efforts. Further, in order for the Company to operate and grow its business in Canada, it needs to continually conform to the laws, rules and regulations of such jurisdiction. It is possible that the legal and regulatory environment pertaining to the exploration and development of diamond and gold mining properties will change. Uncertainty and new regulations and rules could increase the Company's cost of doing business or prevent it from conducting its business.

Occurrence of Events for Which We Are Not Insured May Affect Our Cash Flow and Overall Profitability

     The Company does not maintain insurance policies to protect against certain risks related to our operations because of the high premiums associated with insuring those risks. In other cases, insurance may not be available for certain risks. The Company does not maintain insurance policies against political risk. The occurrence of events for which the Company is not insured may affect our cash flow and overall profitability.

Title to Some of Our Properties May Be Defective or Challenged

     Although we believe that Madison conducted proper title reviews of the Property, title review does not necessarily preclude third parties from challenging title to the Property. While the Company believes that it has satisfactory title to the Property, some risk exists that title may be defective or subject to challenge.

Permitting

     In the ordinary course of business, mining companies are required to seek governmental permits for expansion of existing operations or for the commencement of new operations. Obtaining the necessary governmental permits is a complex and time-consuming process involving numerous jurisdictions and often involving public hearings and costly undertakings on our part. The duration and success of our efforts to obtain permits are contingent upon many variables not within our control. Obtaining environmental protection permits, including the approval of reclamation plans, may increase costs and cause delays depending on the nature of the activity to be permitted and the interpretation of applicable requirements implemented by the permitting authority. There can be no assurance that all necessary permits will be obtained and, if obtained, that the costs involved will not exceed those that we previously estimated. It is possible that the costs and delays associated with the compliance with such standards and regulations could become such that we would not proceed with the development or operation of a mine or mines.

RISKS RELATED TO THE COMPANY'S COMMON STOCK

     The Company does not expect to pay dividends in the foreseeable future. The Company has never paid cash dividends on its common stock and has no plans to do so in the foreseeable future. The Company intends to retain earnings, if any, to develop and expand its business.

     "Penny stock" rules may make buying or selling the common stock difficult and severely limit their market and liquidity. Trading in the Company's common stock is subject to certain regulations adopted by the SEC commonly known as the "Penny Stock Rules". The Company's common stock qualifies as penny stock and is covered by Section 15(g) of the Securities and Exchange Act of 1934, as amended (the "1934 Act"), which imposes additional sales practice requirements on broker/dealers who sell the Company's common stock in the market. The "Penny Stock" rules govern how broker/dealers can deal with their clients and "penny stock". For sales of the Company's common stock, the broker/dealer must make a special suitability determination and receive from clients a written agreement prior to making a sale. The additional burdens imposed upon broker/dealers by the "penny stock" rules may discourage broker/dealers from effecting transactions in the Company's common stock, which could severely limit its market price and liquidity. This could prevent investors from reselling Echo common stock and may cause the price of the common stock to decline.

     Although publicly traded, the Company's common stock has substantially less liquidity than the average trading market for a stock quoted on other national exchanges, and our price may fluctuate dramatically in the future. Although the Company's common stock is listed for trading on the Over-the-Counter Electronic Bulletin Board, the trading market in the common stock has substantially less liquidity than the average trading market for companies quoted on other national stock exchanges. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Due to limited trading volume, the market price of the Company's common stock may fluctuate significantly in the future, and these fluctuations may be unrelated to the Company's performance. General market price declines or overall market volatility in the future could adversely affect the price of the Company's common stock, and the current market price may not be indicative of future market prices.


Item 2. Description of Property

     The Company's current mailing address is 500 Australian Avenue South, Suite 619 West Palm Beach, Florida 33401. The property consists of approximately 200 square feet of finished office space. Other than this mailing address, we do not currently maintain any other office facilities. We pay no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of our shareholder. We believe that the foregoing space is adequate to meet our current needs and anticipate moving our offices during the next twelve (12) months if we are able to execute our business plan.

     The Bulls Eye Target is located on Canadian NTS Map Sheet 72J. The property lies approximately 200 kilometers West of Regina at geographical coordinates 50 30'N latitude, 107 15' longitude. The property is serviced by local roads, power and water. The legal descriptions of the two claims that make up the Bulls Eye Target are: Claim number S-137654 and claim number S-1357655 Location, All of section 11, Township 18, Range 10, West of the Third Meridian, 72-J-06 & 72-J-11 256 Hectares

Item 3. Legal Proceedings

     There are no material legal proceedings to which we (or any of our officers and directors in their capacities as such) are a party or to which our property is subject and no such material proceedings are known by our management to be contemplated.


Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of our shareholders, through the solicitation of proxies or otherwise during the fourth quarter of our fiscal year ended December 31, 2004, covered by this report.



                                     PART II


Item 5. Market for Common Equity and Related Stockholder Matters.

     a) Market Information. Our common stock, par value $0.00005 per share (the "Common Stock"), was traded on the OTC Bulletin Board market under the symbol "AHMC" until such time as we amended our articles of incorporation and affected a 1:25 reverse stock split in March 2003 and received the stock symbol "ALHO". Subsequently, we changed our name to TVE Corporation and received the stock symbol "TVEO". We then changed our name to Echo Resources, Inc. and received the stock symbol "ECHR". Our common stock is traded sporadically and no established liquid trading market currently exists therefor.

     The following table represents the range of the high and low price for our Common Stock on the OTC Bulletin Board for each fiscal quarter for the last two fiscal years ending December 31, 2003, and 2004, respectively. These Quotations represent prices between dealers, may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

         Year 2003             High        Low
         ---------------      ------      -----
         First Quarter          .62        .03
         Second Quarter        2.47        .04
         Third Quarter         2.75       2.25
         Fourth Quarter        3.45       2.67

         Year 2004             High        Low
         ---------------      ------      -----
         First Quarter         3.80       3.15
         Second Quarter        4.18       3.65
         Third Quarter         7.73       3.70
         Fourth Quarter        4.71       4.17

         Year 2005             High        Low
         ---------------      ------      -----
         First Quarter         5.15       4.60
----------------------------
* all prices are adjusted for the March 10, 2003 reverse split 1:25 and July 2004 forward split of all our issued and outstanding common stock at a ratio of two for one.

     (b)  Holders.  As of April 8, 2005,  there were  approximately  two hundred
(200) holders of record of our common stock.

     (c) Dividend Policy. We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

     (d) Equity Compensation Plans. We have not authorized any compensation plans (including individual compensation arrangements) under which our equity securities have been authorized for issuance as of the end of the most recently completed fiscal year ended December 31, 2004. We have not authorized any such plan for the fiscal year ended December 31, 2005.

Recent Sales of Unregistered Securities.
     We did not sell any securities during the period covered by this report that were not registered under the Securities Act, which was not disclosed in our 10-QSB.


Item 6. Management's Discussion and Analysis

Overview
     The Company is a start-up, pre-exploration stage company and has not yet generated or realized any revenues from business operations. The Company's business strategy focuses on diamond and gold exploration and development of diamond and gold mines in Canada. The Company's auditors have issued a going concern opinion. This means that its auditors believe there is doubt that the Company can continue as an on-going business for the next twelve months unless it obtains additional capital to pay its bills. This is because the Company has not generated any revenues and no revenues are anticipated until it begins removing and selling minerals. Accordingly, we must raise cash from sources such as investments by others in the Company and through possible transactions with strategic or joint venture partners. In the event we raise cash, we will likely use such funds to meet our obligations pursuant to the Option Agreement, for additional exploration and to employ personnel. We do not plan to use any capital raised for the purchase or sale of any plant or significant equipment. The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing subsequently under the caption "Financial Statements."

                             Results of Operations

Revenues
     There is no historical financial information about the Company upon which to base an evaluation of our performance. The Company did not generate any revenues from operations for the twelve months ended December 31, 2004, or for the twelve months ended December 31, 2003. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of its properties, and possible cost overruns due to price and cost increases in services.

     While the Company entered into an Option Agreement with Madison Explorations, Inc. to acquire a 20% interest in two claims in Saskatchewan which cover the Bulls-eye A/K/A"Herbert Anomaly," we have not realized any revenues from this Property to date nor do we expect to realize any revenue for two (2) years. We are seeking additional financing to fund 50% of the estimated work program on the Property in order to maintain our 20% interest in the Property pursuant to the Option Agreement.

Operating Expenses
     Operating expenses decreased by $61,870 from $74,603 for the twelve months ended December 31, 2003 to $12,733 for the twelve months ended December 31, 2004. The decrease in our net operating loss is due to the lack of business we conducted for the twelve months ended December 31, 2004, therefore not requiring the professional fees and shareholder services fees incurred for the for the twelve months ended December 31, 2003.

Interest Expense
     Interest expense for the years ended December 31, 2004 and 2003 were $15,684 and $1,200. The increase in our interest expense is due to the interest payable pursuant to the convertible promissory note entered into with Confederated Finance Corp. ("Convertible Note").

Net Income/Loss
     Net loss decreased $47,386 from net operating loss of $75,803 for the year ended December 31, 2003 to a net operating loss of $28,417 for the year ended December 31, 2004. The decrease in net operating loss is due to the decrease in general and administrative expenses.

As of December 31, 2004, our accumulated deficit was $292,280.

Assets and Liabilities
     Our total assets were $44,087 and $0 as of December 31, 2004 and 2003. Our assets consisted primarily of our mining claim interest with a value of $44,000 and minimal cash of $87 respectively. The mining claim was paid from part of the principal of the Convertible Note.

     Total Current Liabilities as of December 31, 2004 and 2003 were $20,280 and $31,748. Our note payable is to Confederated Finance Corp. for $50,000. The note has been discounted by $50,000 for its beneficial conversion feature which is amortized over the life of the note. As of December 31, 2004, $14,658 of the discount has been amortized.

Plan of Operation
     The Company's plan of operation for the next twelve months is to focus on diamond and gold exploration and development of diamond and gold mines in Canada. The Company anticipates conducting, through Madison, exploratory work on properties located in the Southern Mining District of Saskatchewan, Canada. This exploratory work over the next 12-month period will consist of geological mapping, geophysical survey, trenching, tunneling, drilling, geochemical analyses and property maintenance surveys on the Property presently licensed to Madison. The Company believes that the Madison operations in Canada will require approximately $220,000.00 USD for the "Bulls-Eye" a/k/a "Herbert Anomaly" during this 12-month period. The Company is working with Madison management to develop a budget that will project cash needs on a monthly basis. The Company also anticipates engaging appropriate consultants to undertake a portion of the exploratory work.

Financial Condition, Liquidity and Capital Resources
     At December 31, 2004 and 2003, we had cash and cash equivalents of $87 and $0 respectively. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. We expect to continue to have minimal working capital or a working capital deficit as a result of our current liabilities.

     For the twelve months ended December 31, 2004, we have not generated cash flow from operations. Consequently, we have been dependent upon a third party non-affiliate, Confederated Finance Corp. ("Confederated"), to fund our cash requirements. Specifically, we entered into a Convertible Promissory Note ("Note") with Confederated for the principal sum or so much of the principal sum of One Hundred Thousand Dollars ($100,000) as may from time to time have been advanced and be outstanding, together with accrued interest at the rate of 7% per annum. The entire unpaid balance of principal (subject to conversion of such principal as provided in the Note) and all accrued and unpaid interest shall be due and payable on the day prior to the first anniversary of the Effective Date of the Note.

     As of December 31, 2004, we had cash of $87, mining claim interest of $44,000, and a working capital deficit of $1,968. As of December 31, 2004, we had no outstanding debt other than ordinary note payable to Confederated in connection with accrued interest payable on the Note and accounts payable of $4,596. The Company will seek funds from possible strategic and joint venture partners and financing to cover any short term operating deficits and provide for long term working capital. No assurances can be given that the Company will successfully engage strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

     No trends have been identified which would materially increase or decrease our results of operations or liquidity.

     We have short-term liquidity problems that will be addressed by the Convertible Note, which we have a balance of $50,000 to draw for working capital. For long-term liquidity, we believe that we will need to raise additional capital to remain an ongoing concern; however, as stated above no commitments have been made as of this date.

     The only significant cash transaction other than that generated and used in operations has been that we raised $50,000 by executing a Convertible Promissory Note to Confederated Finance Corp. for the period ended December 31, 2004.

Going Concern
     We have suffered recurring losses from operations and are in serious need of additional financing. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing or, in the alternative, affect a merger or acquisition. Our continuation as a going concern depends upon our ability to generate sufficient cash flow to conduct our operations and our ability to obtain additional sources of capital and financing.

     The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have a stockholders deficit of $292,280 at December 31, 2004 and net losses from operations of $28,417 and $75,803, respectively, for the years ended December 31, 2004 and 2003. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Critical Accounting Policies
     Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

     Loss per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the periods ended December 31, 2004 and 2003.

Critical Accounting Policies
     The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Off-Balance Sheet Arrangements
     We have not entered into any off-balance sheet arrangements. We do not anticipate entering into any off-balance sheet arrangements during the next 12 months.

Item 7. Financial Statements

     Our financial statements have been examined to the extent indicated in their reports by Malone & Bailey, PLLC and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission and are included herein, on Page F-1 hereof in response to Part F/S of this Form 10-KSB.


Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     On February 26, 2004, the Company filed a report on Form 8-K relating to the dismissal of the former accountant and the appointment of a new principal independent public accountant.


Item 8A. Controls and Procedures

     In order to ensure that the information the Company must disclose in our filings with the Commission is recorded, processed, summarized, and reported on a timely basis, the Company has formalized its disclosure controls and procedures. The Company's principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of its disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2004. Based on such evaluation, such officers have concluded that, as of December 31, 2004, the Company's disclosure controls and procedures were effective.

     There has been no change in the Company's internal control over financial reporting during the year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.



                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     (a) Set forth below is the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name               Age       Position(s) with Company
---------------    ---      ---------------------------------------
Pieter DuRand      38       Chief Executive Officer, President,
                            Secretary and Director(1)

Business Experience
     Pieter DuRand, age 38, is a citizen and resident of South Africa. During the past five (5) years he has served as an advisor and a business consultant individually and as a representative of other companies to both private and public companies. Consulting work has been in the field of oil and gas exploration as well as advising and consulting on promotion of various unrelated products in Europe and Africa. He served as an interim Director of Medical Makeover Corporation of America, a Delaware corporation, from February 10, 2004 to March 10, 2004. Mr. DuRand became a Director of the Company on June 30, 2004 and has continued to serve as such since.

Former Directors and Officers
     Bruce Cohen, our former majority shareholder and former sole officer and director, sold his shares on June 30, 2004, to Gala Enterprises Ltd. for $85,000 and resigned from his positions with the Company.

Committees of the Board of Directors
     We presently do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees. However, our board of directors may establish various committees during the current fiscal year.

Compensation of Directors
     Our director has received cash compensation of $3,000 for his services as a director and may be reimbursed for their reasonable expenses incurred in attending board or committee meetings.

Terms of Office
     Our directors are appointed for one-year terms to hold office until the next annual general meeting of the holders of our Common Stock or until removed from office in accordance with our by-laws. Our officers are appointed by our board of directors and hold office until removed by our board of directors.


Involvement in Certain Legal Proceedings
     Except as indicated  above, no event listed in  Sub-paragraphs  (1) through
(4) of Subparagraph (d) of Item 401 of Regulation S-B, has occurred with respect to any of our present executive officers or directors or any nominee for director during the past five years which is material to an evaluation of the ability or integrity of such director or officer.

Compliance with Section 16(a) of the Securities Exchange Act of 1934
     For  companies  registered  pursuant to section  12(g) of the Exchange Act,
Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all
Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of reports furnished to us and written representations that no other reports were required, Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with on a timely basis for the period which this report relates.

Code of Ethics
     In March 2004, we adopted a Code of Ethics that meets the  requirements  of
Section 406 of the Sarbanes-Oxley Act of 2002. We will provide to any person without charge, upon request, a copy of such Code of Ethics. Persons wishing to make such a request should contact Pieter DuRand, Chief Executive Officer, 500 Australian Avenue South, Suite 619, West Palm Beach, Florida 33401. (561) 651-4146.

Conflicts of Interest
     None of our officers will devote more than a portion of his time to our affairs. There will be occasions when the time requirements of our business conflict with the demands of the officers other business and investment activities. Such conflicts may require that we attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to us.

     Our officers, directors and principal shareholders may actively negotiate for the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction, if any. In the event that such a transaction occurs, it is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by our officers, directors and principal shareholders made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to members of our management to acquire their shares creates a conflict of interest for them and may compromise their state law fiduciary duties to the our other shareholders. In making any such sale, members of Company management may consider their own personal pecuniary benefit rather than the best interests of the Company and the Company's other shareholders, and the other shareholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by members of Company management.

     It is not currently anticipated that any salary, consulting fee, or finders fee shall be paid to any of our directors or executive officers, or to any other affiliate of us except as described under Executive Compensation below.

     Although management has no current plans to cause us to do so, it is possible that we may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the Common Stock held by our current stockholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to our current stockholders, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by our current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to current stockholders in the context of an acquisition involving us would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

Item 10. Executive Compensation

     The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2004, 2003 and 2002 to the Company's President and highest paid executive officers. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years.

SUMMARY COMPENSATION TABLE

                                                           Long Term Compensation
                         Annual Compensation                       Awards            Payouts
                        --------------------              -----------------------  -------------
                                             Other        Restricted  Securities   LTIP     All
Name and                                     Annual         Stock     Underlying   Pay-     Other
Principal         Year    Salary    Bonus    Compen-      Award(s)    Options/     outs     Compen-
Position (1)              ($)       ($)      sation ($)   ($)         SARs  (f)             sation ($)
----------------- ------  --------  -------- ------------ ----------  ------------ -------- ----------

Pieter DuRand,    2004     $3,000         0
CEO & President   2003          0         0
                  2002          0         0

Bruce Cohen
Former CEO, Pres. 2004          0         0
and Secretary     2003          0         0
                  2002          0         0

William A.
Montgomery
Former CEO, Pres. 2004          0         0
and Secretary     2003          0         0
                  2002          0         0

----------------------------

Compensation of Directors
     We have no standard arrangements for compensating our board of directors for their attendance at meetings of the Board of Directors.

Bonuses and Deferred Compensation
     We do not have any bonus, deferred compensation or retirement plan. Such plans may be adopted by us at such time as deemed reasonable by our board of directors. We do not have a compensation committee, all decisions regarding compensation are determined by our board of directors.

Stock Option and Stock Appreciation Rights.
     We do not currently have a Stock Option or Stock Appreciation Rights Plan. No stock options or stock appreciation rights were awarded during the fiscal year ended December 31, 2004, or the period ending on the date of this Report.

Termination of Employment and Change of Control Arrangement
     There are no compensatory plans or arrangements, including payments to be received from us, with respect to any person named in cash compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with us or our subsidiaries, or any change in control of us, or a change in the person's responsibilities following a changing in control.


Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of December 31, 2004, information with respect to the beneficial ownership of our common stock by (i) persons known by us to beneficially own more than five percent of the outstanding shares, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group.

                                                           Common Stock
                                                        Beneficially Owned
                              Title of             ----------------------------
Name and Address               Class                 Number        Percent (1)
--------------------------------------------------------------------------------
Pieter DuRand (2)               Common             3,000,000         54.2%
101 Captains Walk
Egg Harbor Township, NJ 08234

Bruce Cohen                     Common                     0             *
343 Cos Cob Dr.
Galloway, NJ  08205

Joseph Stiuso(3)                Common             1,986,994         35.9%
273 Clinton Street
Toronto, Ontario M6G 2Y7

All Executive Officers and
Directors as a Group            Common             3,000,000         54.2%
(One (1) person)

--------------------------------------------------------------------------------
*     Less than 1%.

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 8, 2005. As of April 8, 2005, there were 5,539,040 shares of our common stock issued and outstanding.
(2) Pieter DuRand holds 3,000,000 shares of our common stock through Gala Enterprises Ltd., a foreign corporation, that is owned by Mr. DuRand.
(3) On January 4, 2005, Mr. Stiuso sold all 1,986,994 shares (reflecting a 2:1 forward stock split approved by the Company on July 2, 2004) at $.03 per share. As a result of this transaction, Mr. Stiuso does not have any shares of the Company's common stock.

Securities Authorized for Issuance Under Equity Compensation Plans
     The following table sets forth information as of December 31, 2004, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance, aggregated as follows:
(i) all compensation plans previously approved by security holders; and (ii) all compensation plans not previously approved by security Holders: None.


Item 12. Certain Relationships and Related Transactions

     Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we are a party during the past two years, or in any proposed transaction to which the Company is proposed to be a party:

          (A)  any director or officer;
          (B)  any proposed nominee for election as a director;
          (C) any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or
          (D) any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary.

     Bruce Cohen, our former majority shareholder, officer and director, previously loaned us the principal sum of $33,973. Pursuant to the change in control transaction, whereby Mr. Cohen sold all of his common stock in us to Gala Enterprises, Ltd., Mr. Cohen forgave the balance owed to him of $27,878. See our Report on Form 8-K

     On April 1, 2003, we issued 993,497 shares of our restricted common stock to our consultant, Joseph Stiuso, for services rendered to us. The transaction was exempt from registration under Section 4(2) and Regulation D, Rule 506 as the recipient of the shares is a sophisticated investor and was provided with access to the officers of the company so as to receive all material information regarding the Company which the recipient requested.


Item 13. Exhibits and Reports on Form 8-K.

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.    Description
-----------   --------------------------------------------

3.1            Certificate of Incorporation (1)

3.2            Certificate of Amendment (1)

3.3            By-Laws (1)

3.4            Certificate of Amendment (2)

10.1 Convertible Promissory Note between Echo Resources, Inc. and Confederated Finance Corp; dated September 15, 2004 (4)

14.1     *     Code of Conduct

16.1           Letter from Rosenberg Smith & Partners Chartered Accountants (3)

16.2           Letter from Weisbrod Goldmacher, LLP, Chartered Accountants (3)

31.1     *     Certificate of the Chief  Executive  Officer and Chief  Financial
               Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1     *     Certificate of the Chief  Executive  Officer and Chief  Financial
               Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------------------
(1) Filed as Exhibits 2.1, 2.2, 2.3 to the Company's Form 10-SB filed with the Securities and Exchange Commission on July 14, 1999, and incorporated by Reference herein.
(2) Filed as Exhibit 3.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on March 10, 2003, and incorporated by reference herein.
(3) Filed as Exhibits 16.1 and 16.2 to the Company's Form 8-K filed with the Securities and Exchange Commission on February 26, 2004.
(4) Filed as Exhibit 10.1 to the Company's 10-QSB filed with the Securities and Exchange Commission for the quarterly period ended September 30, 2004.
*    Included herein

     (b) Reports on Form 8-K

     During the last quarter of the fiscal year ended December 31, 2004, we did not file any reports on Form 8-K.


ITEM 14. PRINCIPLE ACCOUNTANT FEES AND SERVICES

     Audit Fees. The aggregate fees billed for professional services rendered was $6,850 and $3,200 for the audit of our annual financial statements for the fiscal years ended December 31, 2004 and 2003, respectively, and the reviews of the financial statements included in our Forms 10-QSB for those fiscal years.

     Audit-Related Fees. The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and not reported under the caption "Audit Fee."

     Tax Fees.  The  aggregate  fees billed in each of the last two fiscal years
for  professional   services  rendered  by  the  principal  accountant  for  tax compliance, tax advice and tax planning services were $0 and $500 respectively.

     All Other Fees. Other than the services described above, the aggregate fees billed for services rendered by the principal accountant was $0 and $0, respectively, for the fiscal years ended December 31, 2004 and 2003.

     We have no formal audit committee. However, our entire Board of Directors (the "Board") is our defacto audit committee. In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and us that might bear on the auditors' independence as required by Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees." The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management, the internal auditors and the independent auditors the quality and adequacy of its internal controls. The Board reviewed with the independent auditors their management letter on internal controls.

     The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees". The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended December 31, 2004 with management and the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended December 31, 2004, for filing with the Securities and Exchange Commission. The Board also approved the reappointment of Malone & Bailey, PLLC as independent auditors.

                                   SIGNATURES

     In accordance with the Exchange Act, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.


                              Echo Resources, Inc.
                    ----------------------------------------
                                  (Registrant)


Date: April 14, 2005

                              By: /s/ PIETER DURAND
                             ---------------------------------
                             Pieter DuRand, President and Director


     Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                            Title                            Date

/s/ Pieter DuRand
-------------------------
Pieter DuRand                CEO, President & Director           April 14, 2005

                              ECHO RESOURCES, INC.

                                 FINANCIAL INDEX


                                                                           Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                     F-2

BALANCE SHEET DECEMBER 31, 2004                                             F-3

STATEMENTS OF OPERATIONS
     FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003                         F-4

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
     FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003                         F-5

STATEMENTS OF CASH FLOWS
     FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003                         F-6

NOTES TO FINANCIAL STATEMENTS                                               F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
Echo Resources, Inc.
West Palm Beach, Florida


We have audited the accompanying balance sheet of Echo Resources, Inc., as of December 31, 2004 and the related statement of operations, stockholders' deficit, and cash flows for each of the two years then ended. These financial statements are the responsibility of Echo Resources, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Echo Resources, Inc., as of December 31, 2004, and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Echo Resources, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Echo Resources, Inc. suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/MALONE & BAILEY, PC
MALONE & BAILEY, PC





www.malone-bailey.com
Houston, Texas

April 11, 2005

                              ECHO RESOURCES, INC.
                           (FORMERLY TVE CORPORATION)
                                  BALANCE SHEET
                                  December 31,

                                                                                    2004
                                                                                --------------
ASSETS
  Cash                                                                          $           87
  Mining claim interest                                                                 44,000
                                                                                --------------
                                                                                $       44,087
                                                                                ==============
         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                                                              $        4,596
  Accrued Expenses                                                                       1,026
  Note Payable                                                                          14,658
                                                                                --------------
         Total Current Liabilities                                                      20,280
                                                                                --------------
Commitments and Contingencies                                                                -

Stockholders' Equity
  Preferred stock, $0.0001 par value, 10,000 shares
         authorized, no shares issued and outstanding                                        -
    Common stock, $0.00005 par value, 49,990,000 shares
         authorized, 5,539,040 issued and outstanding                                      277
  Additional paid in capital                                                           315,810
  Accumulated deficit                                                                 (292,280)
                                                                                --------------
         Total Stockholders' Equity                                                     23,807
                                                                                --------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $       44,087
                                                                                ==============

















                See accompanying summary of accounting policies
                       and notes to financial statements.

                              ECHO RESOURCES, INC.
                           (FORMERLY TVE CORPORATION)
                            STATEMENTS OF OPERATIONS
                     Years Ended December 31, 2004 and 2003




                                                                  2004                2003
                                                             --------------     --------------

Revenue                                                      $            -     $            -
General and administrative                                            9,933             74,554
Professional Fees                                                     2,800
Depreciation                                                              -                 49
                                                             --------------     --------------
         Net operating loss                                         (12,733)           (74,603)

Interest expense                                                    (15,684)            (1,200)
                                                             --------------     --------------
NET LOSS                                                            (28,417)           (75,803)
                                                             ==============     ==============

Basic and diluted
  loss per share                                             $        (0.01)    $        (0.02)
                                                             ==============     ==============
Weighted average
  shares outstanding                                              5,539,040          5,043,652
                                                             ==============     ==============
























                See accompanying summary of accounting policies
                       and notes to financial statements.

                              ECHO RESOURCES, INC.
                           (FORMERLY TVE CORPORATION)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     Years Ended December 31, 2003 and 2004




                                                                      Additional
                                                    Common Stock        Paid in         Retained
                                                 Shares     Amount      Capital          Deficit         Totals
                                                ---------  --------   -----------      -----------      ---------

Balances at December 31, 2002                   3,552,046  $    178   $   110,821       $ (188,060)     $ (77,061)

Debt forgiveness                                                           37,951                          37,951

Shares issued for debt                          1,986,994        99        81,865                          81,964

Imputed interest                                                            1,200                           1,200

Net loss                                                                                   (75,803)       (75,803)
                                                ---------  --------   -----------      -----------      ---------

Balances at December 31, 2003                   5,539,040       277       231,837         (263,863)       (31,749)

Debt forgiveness                                                           33,973                          33,973

Discount for beneficial conversion
  feature of notes payable                                                 50,000                          50,000

Net Loss                                                                                   (28,417)       (28,417)
                                                ---------  --------   -----------      -----------      ---------

Balance at   December 31, 2004                  5,539,040  $    277   $   315,810      $  (292,280)     $  23,807
                                                =========  ========   ===========      ===========      =========














                See accompanying summary of accounting policies
                       and notes to financial statements.

                              ECHO RESOURCES, INC.
                           (FORMERLY TVE CORPORATION)
                            STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2004 and 2003



                                                                  2004                2003
                                                             --------------     --------------

Cash Flows From Operating Activities
  Net Gain (loss)                                            $      (28,417)    $      (75,803)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Amortization of beneficial conversion feature                    14,658
    Write-off equipment                                                                    195
    Imputed interest on stockholder loan                                                 1,200
    Depreciation and amortization                                                           48
    Cost Recovery                                                                            -
    Changes in:
         Accounts payable                                             4,058            (43,840)
         Accrued liabilities                                         (2,306)                 -
                                                             --------------     --------------
  Net Cash Used In Operating Activities                             (12,007)          (118,200)
                                                             --------------     --------------

Cash Flows From Investing Activities
  Deposit on options                                                (44,000)                 -
                                                             --------------     --------------
  Net cash Used In Investing Activities                             (44,000)                 -
                                                             --------------     --------------

Cash Flows From Financing Activities
  Issuance of common stock for debt                                       -             81,964
  Proceeds from stockholder loan                                      6,094             36,228
  Proceeds from note payable                                         50,000                  -
                                                             --------------     --------------
  Net Cash Provided By Financing Activities                          56,094            118,192
                                                             --------------     --------------
Net change in cash                                                       87                 (8)
Cash at beginning of year                                                 -                  8
                                                             --------------     --------------
Cash at end of year                                          $           87     $            -
                                                             ==============     ==============

Supplemental cash flow information:
  Interest paid during the year                              $            -     $            -
  Income taxes paid during the year                                       -                  -
Noncash investing and financing activities:
  Discount of notes payable for beneficial
   conversion feature                                                50,000                  -
  Forgiveness of debt                                                33,973                  -











                See accompanying summary of accounting policies
                       and notes to financial statements.

                              ECHO RESOURCES, INC.
                           (FORMERLY TVE CORPORATION)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Echo Resources, Inc. ("Echo"), formerly TVE Corporation, formerly Alphacom Corporation was incorporated in Delaware on December 15, 1997. Alphacom
Corporation changed its name to TVE Corporation in March 2003 and TVE Corporation changed its name to Echo on August 6, 2004.

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

Changes in Classifications. Certain reclassifications have been made to the fiscal 2003 financial statements to conform with the financial statement presentation for fiscal 2004.

Reverse Stock Splits. All historical share and per share information has been restated to reflect the effects of the all stock splits on a retroactive basis.

                              ECHO RESOURCES, INC.
                           (FORMERLY TVE CORPORATION)
                          NOTES TO FINANCIAL STATEMENTS




NOTE 2 - GOING CONCERN

Echo incurred a net loss of $28,417 for the year ended December 31, 2004. This condition creates an uncertainty as to Echo's ability to continue as a going concern. Management is seeking financing from third parties and sale or merger opportunities. The financial statements do not include any adjustments that might be necessary if Echo is unable to continue as a going concern.


NOTE 3 - CHANGE OF OWNERSHIP

On June 30, 2004, Gala Enterprises Ltd. ("Gala"), purchased 1,500,000 shares of Echo's restricted Common Stock for $85,000 from a shareholder. The purpose of this transaction was to effect a change of control of Echo to Gala. As of December 31, 2004, Gala directly owns 54% of the issued and outstanding common stock of Echo.

On June 30, 2004, Pieter DuRand assumed the position of sole officer and director of Echo from Bruce Cohen.


NOTE 4 - STOCK SPLIT

In July, 2004 Echo issued a forward split of all its issued and outstanding common stock at a ratio of two for one, and officially changed its name to "Echo Resources, Inc."

All amounts reported in these financials have been adjusted for this split.


NOTE 5 - INVESTMENT

In September 2004, Echo purchased a 20% interest in two claims in the Southern Mining District of Saskatchewan from an exploration company for $44,000. Echo will be required to fund 50% of the exploration company's estimated work program beginning September 30, 2005 on the two properties to maintain its 20% interest. If Echo does not meet this requirement, the 20% interest will revert back to the exploration company.


NOTE 6 - LOANS FROM STOCKHOLDER

Through June 2004, the former majority stockholder of TVE advanced money to the company on an as-needed basis. All advances totaling $33,973 were forgiven when the company changed ownership on June 30, 2004 and have been recorded as a contribution to capital.


NOTE 7 - NOTE PAYABLE

In September 2004, Echo issued a convertible promissory note to allow advances up to $100,000. As of December 31, 2004, $50,000 had been advanced to the company. The note bears seven percent interest, is convertible at the lender's option at $2 per share, and is payable in one year.

                              ECHO RESOURCES, INC.
                           (FORMERLY TVE CORPORATION)
                          NOTES TO FINANCIAL STATEMENTS



The note has been discounted for its beneficial conversion feature, which will be amortized over the life of the note. A summary of the notes is as follows:

                                                    Notes Payable
                                                    -------------
               Gross proceeds from notes            $      50,000
         Less: Beneficial conversion feature              (50,000)
          Add: Amortization of discount                    14,658
                                                    -------------
            Value of note on December 31, 2004      $      14,658
                                                    =============


NOTE 8 - INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 are as follows:

     Deferred tax assets:

         Net operating loss carryforward               $     3,922
         Less:  valuation allowance                         (3,922)
                                                       -----------
         Net current deferred tax assets                         -
                                                       ===========

Internal Revenue Section 382 restricts the ability to use these carryforwards whenever an ownership change as defined occurs. Echo incurred such an ownership change on June 30, 2004. As a result, Echo's carryforwards to June 30, 2004 have been eliminated. Net operating losses incurred subsequent to June 30, 2004 totaling $11,535 are not restricted.


NOTE 9 - EQUITY

On March 7, 2003 TVE declared a 1:25 reverse stock split and reauthorized 50,000,000 shares of stock consisting of 49,990,000 shares of common stock with a par of $0.00005 per share and 10,000 shares of preferred stock with a par value of $0.0001. All share amounts shown have been restated.

On March 20, 2003, 1476848 Ontario, Inc. sold 3,000,000 shares of the then outstanding shares of 3,552,000 to Bruce Cohen for $55,000 cash, assumption of liabilities of $94,106 and forgiveness of debt owed to it by TVE of $37,951. As a result of this transaction, the Bruce Cohen became the majority shareholder.

On April 1, 2003, TVE issued 1,986,994 common shares in exchange for fees of $81,964 owed to a consultant. This transaction was recorded at the amount of the debt and not the trading price of $4.95 per share, since the price per share of the March 20, 2003 sale of stock between stockholders was comparable to the price per share for this transaction.

On June 30, 2004, Gala Enterprises Ltd. ("Gala"), purchased 1,500,000 shares of Echo's restricted Common Stock for $85,000 from a shareholder. See Note 3.

In July, 2004 Echo issued a forward split of all its issued and outstanding common stock at a ratio of two for one. See Note 4.

All amounts reported in these financials have been adjusted for this split.