Form 10QSB
period 2005-03-31
ECHO RESOURCES INC.
filed 2005-05-20
CIK 1084899

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB


(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

[_] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from ______________ to _____________


Commission file number 000-26703


                              ECHO RESOURCES, INC.
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                        000-26703           98-0206030
----------------------------    ------------        -------------------
(State or other jurisdiction    (Commission          (IRS Employer
of incorporation)               file number)        Identification No.)


500 Australian Avenue South, Suite 619,
West Palm Beach FL                                      33401
----------------------------------------            -------------------
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


As of May 3, 2004, there were approximately 5,539,040 shares of the Issuer's common stock, par value $0.00005 per share outstanding.



Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|.


              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this quarterly report on Form 10-QSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors including the risk factors set forth in our Form 10-KSB. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

                                      INDEX

                         PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

     Balance Sheet as at March 31, 2005

     Interim Income Statement for the period ended March 31, 2005 and March 31, 2004

     Interim Statement of Cash Flows for the period ended March 31, 2005 and March 31, 2004

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

Item 1   Legal Proceedings

Item 2 Changes in securities, use of proceeds and small business issuer of equity securities

Item 3   Defaults upon senior securities

Item 4   Submission of matters to a vote of security holders

Item 5   Other information

Item 6   Exhibits and reports on Form 8-K

                         PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements





                          INDEX TO FINANCIAL STATEMENTS


Balance Sheet.......................................................F-2

Statements of Operations............................................F-3

Statements of Cash Flows............................................F-4

Notes to Financial Statement........................................F-5

                              ECHO RESOURCES, INC.
                                  BALANCE SHEET
                                 March 31, 2005
                                   (unaudited)



Assets
  Cash                                                                          $   18,430
  Mining claim interest                                                             44,000
                                                                                ----------
                                                                                $   62,430
                                                                                ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                                                              $    4,596
  Accrued Expenses                                                                   2,138
  Note Payable                                                                      31,352
                                                                                ----------
         Total Current Liabilities                                                  38,086
                                                                                ----------
Commitments and Contingencies                                                            -

Stockholders' Equity
  Preferred stock, $.0001 par value, 10,000 shares
         authorized, no shares issued and outstanding                                    -
    Common stock, $.00005 par value, 49,990,000 shares
         authorized, 5,539,040 issued and outstanding                                  277
  Additional paid in capital                                                       345,810
  Accumulated deficit                                                             (321,743)
                                                                                ----------
         Total Stockholders' Equity                                                 24,344
                                                                                ----------
         TOTAL LIABILITIES AND STOCKHOLDERS' Equity                             $   62,430
                                                                                ==========












     The accompanying notes are an integral part of the financial statements

                              ECHO RESOURCES, INC.
                            STATEMENTS OF OPERATIONS
                   Three Months Ended March 31, 2005 and 2004
                                   (unaudited)




                                                                   2005            2004
                                                                ---------       ---------

General and administrative                                      $   8,110       $   2,059
Professional Fees                                                   3,547               -
                                                                ---------       ---------
         Net operating loss                                       (11,657)         (2,059)

Interest expense                                                  (17,806)              -
                                                                ---------       ---------
NET INCOME (LOSS)                                                 (29,463)         (2,059)
                                                                ==========      =========

Basic and diluted
  loss per share                                                $    (0.01)     $   (0.00)
                                                                ==========      =========
Weighted average shares outstanding                              5,539,040      2,769,520
                                                                ==========      =========












     The accompanying notes are an integral part of the financial statements

                              ECHO RESOURCES, INC.
                            STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2005 and 2004
                                   (unaudited)


                                                                   2005            2004
                                                                ---------       ---------

Cash Flows From Operating Activities
  Net Gain (loss)                                               $ (29,463)      $  (2,059)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Amortization of beneficial conversion feature                  16,694
    Changes in:
         Accounts payable                                               -            (435)
         Accrued Liabilities                                        1,112          (3,334)
                                                                ---------       ---------
  Net Cash Used In Operating Activities                           (11,657)         (5,828)
                                                                ---------       ---------

Cash Flows From Financing Activities
  Proceeds from stockholder loan                                        -           5,828
  Proceeds from note payable                                       30,000               -
                                                                ---------       ---------
  Net Cash Provided By Financing Activities                        30,000           5,828
                                                                ---------       ---------
Net change in cash                                                 18,343               -
Cash at beginning of year                                              87               -
                                                                ---------       ---------
Cash at end of year                                             $  18,430       $       -
                                                                =========       =========






     The accompanying notes are an integral part of the financial statements

                              ECHO RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Echo Resources, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's financial statements filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2004 as reported in Form 10-KSB, have been omitted.


NOTE 2 - NOTES PAYABLE

In September 2004, Echo issued a convertible promissory note to allow advances up to $100,000. As of March 31, 2005, $80,000 had been advanced to the company. The note bears seven percent interest, is convertible at the lender's option at $2 per share, and is payable in one year.

The note has been discounted for its beneficial conversion feature, which will be amortized over the life of the note. A summary of the notes is as follows:

                                                   Notes Payable
                                                   -------------
          Gross proceeds from notes                $      80,000
          Less: Beneficial conversion feature            (80,000)
          Add: Amortization of discount                   31,352
                                                   -------------
        Value of note on December 31, 2004         $      31,352
                                                   =============

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-QSB as well as our other SEC filings.

Overview
     The Company is a start-up, pre-exploration stage company and has not yet generated or realized any revenues from business operations. The Company's business strategy focuses on diamond and gold exploration and development of diamond and gold mines in Canada. The Company's auditors have issued a going concern opinion in our audited financial statements for the fiscal year ended December 31, 2004. This means that our auditors believe there is doubt that the Company can continue as an on-going business for the next twelve months unless it obtains additional capital to pay its bills. This is because the Company has not generated any revenues and no revenues are anticipated until it begins removing and selling minerals. Accordingly, we must raise cash from sources such as investments by others in the Company and through possible transactions with strategic or joint venture partners. In the event we raise cash, we will likely use such funds to meet our obligations pursuant to the Option Agreement, for additional exploration and to employ personnel. We do not plan to use any capital raised for the purchase or sale of any plant or significant equipment. The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing subsequently under the caption "Financial Statements."

Comparison of Operating Results for the Quarter Ended March 31, 2005 to the Quarter Ended March 31, 2004

Revenues
     There is no historical financial information about the Company upon which to base an evaluation of our performance. The Company did not generate any revenues from operations for the three months ended March 31, 2005, or for the three months ended March 31, 2004. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of its properties, and possible cost overruns due to price and cost increases in services.

     While the Company entered into an Option Agreement with Madison Explorations, Inc. to acquire a 20% interest in two claims in Saskatchewan which cover the Bulls-eye A/K/A "Herbert Anomaly" (the "Property"). we have not realized any revenues from this Property to date nor do we expect to realize any revenue for two (2) years. We are seeking additional financing to fund 50% of the estimated work program on the Property in order to maintain our 20% interest in the Property pursuant to the Option Agreement.

Operating Expenses
     Operating expenses increased by $9,598 from $2,059 for the three months ended March 31, 2004 to $11,657 for the three months ended March 31, 2005. The increase in our net operating loss is due to increased consulting, professional fees and shareholder service fees we incurred for the three months ended March 31, 2005.

Interest Expense
     Interest expense for the three months ended March 31, 2005, and for the three months ended March 31, 2004 were $17,806 and $0 respectively. The increase in our interest expense is due to the amortization of the beneficial conversion feature of the convertible promissory note entered into with Confederated Finance Corp. ("Convertible Note").

Net Income/Loss
     Net loss increased by $27,404 from net loss of $2,059 for the three months ended March 31, 2004 to a net loss of $29,463 for the three months ended March 31, 2005. The increase in net operating loss is due to the increase in general and administrative expenses, consulting fees, amortization of beneficial conversion feature for convertible notes and professional fees.

As of March 31, 2005, our accumulated deficit was $321,743.

Assets and Liabilities
     Our total assets were $62,430 and $0 for the three months ended March 31, 2005 and for the three months ended March 31, 2004, respectively. Our assets consist primarily of our mining claim interest with a value of $44,000 and cash of $18,430 for the three months ended March 31, 2005. The mining claim was paid in September 2004 from part of the principal of the Convertible Note.

     Total Current Liabilities were $38,086 and $33,807 for the three months ended March 31, 2005 and for the three months ended March 31, 2004 respectively. Our note payable is to Confederated Finance Corp. for $80,000. The note has been discounted by $80,000 for its beneficial conversion feature which is amortized over the life of the note. As of March 31, 2005, $31,352 of the discount has been amortized.

Financial Condition, Liquidity and Capital Resources
     At March 31, 2005 and 2004, we had cash and cash equivalents of $18,430 and $0, respectively. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. We expect to continue to have minimal working capital or a working capital deficit as a result of our expected liabilities including our requirement to fund 50% of the exploration company's estimated work program beginning September 30, 2005 on the Properties to maintain our 20% interest. For the three months ended March 31, 2005, we have not generated cash flow from operations. Consequently, we have been dependent upon a third party non-affiliate, Confederated Finance Corp. ("Confederated"), to fund our cash requirements. Specifically, we entered into a Convertible Promissory Note ("Note") with Confederated for the principal sum or so much of the principal sum of One Hundred Thousand Dollars ($100,000) as may from time to time have been advanced and be outstanding, together with accrued interest at the rate of 7% per annum. The entire unpaid balance of principal (subject to conversion of such principal as provided in the Note) and all accrued and unpaid interest shall be due and payable on the day prior to the first anniversary of the Effective Date of the Note.

     As of March 31, 2005, we had cash of $18,430, mining claim interest of $44,000, and a working capital deficit of $19,656. As of March 31, 2005, we had no outstanding debt other than ordinary note payable to Confederated in connection with accrued interest payable on the Note and accounts payable of

$4,596. The Company will seek funds from possible strategic and joint venture partners and financing to cover any short term operating deficits and provide for long term working capital. No assurances can be given that the Company will successfully engage strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

No trends have been identified which would materially increase or decrease our results of operations or liquidity.

     We have short-term liquidity problems that will be addressed by the Convertible Note, which we have a balance of $20,000 to draw for working capital. For long-term liquidity, we believe that we will need to raise additional capital to remain an ongoing concern; however, as stated above no commitments have been made as of this date.

     The only significant cash transaction other than that generated and used in operations has been that we drew down an additional $30,000 from Confederated pursuant to the Convertible Promissory Note for the period ending March 31, 2005.

Plan of Operation
     The Company's plan of operation through December 31, 2005 is to focus on diamond and gold exploration and development of diamond and gold mines in Canada. The Company anticipates conducting, through Madison, exploratory work on properties located in the Southern Mining District of Saskatchewan, Canada. This exploratory work will consist of geological mapping, geophysical survey, trenching, tunneling, drilling, geochemical analyses and property maintenance surveys on the Property presently licensed to Madison. The Company believes that the Madison operations in Canada will require approximately $220,000.00 USD for the "Bulls-Eye" a/k/a "Herbert Anomaly" during this period. The Company is working with Madison management to develop a budget that will project cash needs on a monthly basis. The Company also anticipates engaging appropriate consultants to undertake a portion of the exploratory work. The Company is seeking to raise capital to implement the Company's business strategy. In the event additional capital is not raised, the Company may seek a merger, acquisition or outright sale.

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

     Loss per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the periods ended March 31, 2005 and 2004.

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


Item 3 - Controls and Procedures

     Our management, which includes our Chief Executive Officer who also serves as our principal financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") as of the end of the period covered by this report. Based upon that evaluation, our management has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the end of the period covered by this report based on such evaluation.



                                    PART II
                               OTHER INFORMATION


Item 1   Legal Proceedings

     None.


Item 2 Changes in securities, use of proceeds and small business issuer of equity securities

     On January 25, 2005 and March 30, 2004, Confederated advanced Echo $15,000 for an aggregate of $30,000 pursuant to the convertible promissory note dated September 15, 2004. As of March 31, 2005, $80,000 had been advanced to the

Company. The note bears seven percent interest, is convertible at the lender's option at $2 per share, and is payable in one year.


Item 3   Defaults upon senior securities

     None


Item 4   Submission of matters to a vote of security holders

     None


Item 5   Other information

     None


Item 6   Exhibits and reports on Form 8-K

     (a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit
number      Descriptions
--------  -----------------------

31.1  *   Certification  of the Chief  Executive  Officer,  dated May 14,  2005, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2 * Certification of the Acting Chief Financial Officer, dated May 14, 2005, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1  *   Certification Chief Executive Officer, dated May 14, 2005, pursuant to
          Section 906 of Sarbanes-Oxley Act of 2002.

32.1  *   Certification  Acting  Chief  Financial  Officer,  dated May 14, 2005, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
------------
*    Filed herewith.


     (b) The following sets forth the Company's reports on Form 8-K that have been filed during the quarter for which this report is filed:

     None.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Echo Resources, Inc.


                                          By: s/ Pieter DuRand
                                            ---------------------------
                                          Pieter DuRand
                                          Chief Executive Officer,
                                          President and Chairman of the Board*
Date: May 20, 2005
-------------------



* Pieter DuRand has signed both on behalf of the registrant as a duly authorized officer and as the Registrant's principal accounting officer.