Form 10QSB
period 2005-06-30
ECHO RESOURCES INC.
filed 2005-08-22
CIK 1084899

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB


(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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


500 Australian Avenue South, Suite 700
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



As of August 18, 2005, there were approximately 5,539,040 shares of the Issuer's common stock, par value $0.00005 per share outstanding.



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

Item 1   Legal Proceedings

Item 2 Changes in securities, use of proceeds and small business issuer of equity securities

Item 3   Defaults upon senior securities

Item 4   Submission of matters to a vote of security holders

Item 5   Other information

Item 6   Exhibits and reports on Form 8-K

                         PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements





                          INDEX TO FINANCIAL STATEMENTS (Unaudited)


Balance Sheet.......................................................F-2

Statements of Operations............................................F-3

Statements of Cash Flows............................................F-4

Notes to Financial Statements.......................................F-5

                              ECHO RESOURCES, INC.
                                  BALANCE SHEET
                                  June 30, 2005
                                   (unaudited)


Assets
  Mining claim interest                                                         $   44,000
                                                                                ----------
         TOTAL ASSETS                                                           $   44,000
                                                                                ==========

Current Liabilites
  Accrued expenses                                                              $    3,561
  Note payable                                                                      57,861
                                                                                ----------
         Total Current Liabilites                                                   61,422
                                                                                ----------
Commitments and contingencies                                                            -

Stockholders' Deficit
  Preferred stock, $.0001 par value, 10,000 shares
         authorized, no shares issued and outstanding                                    -
    Common stock, $.00005 par value, 49,990,000 shares
         authorized, 5,539,040 issued and outstanding                                  277
  Additional paid in capital                                                       345,810
  Accumulated deficit                                                             (363,509)
                                                                                ----------
         Total Stockholders' Deficit                                               (17,422)
                                                                                ----------
         TOTAL LIABILITIES AND STOCKHOLDERS' Equity                             $   44,000
                                                                                ==========





   The accompanying notes are an integral part of these financial statements.

                              ECHO RESOURCES, INC.
                            STATEMENTS OF OPERATIONS
                Three and Six Months Ended June 30, 2005 and 2004
                                   (unaudited)


                                                   Three Months               Six Months
                                                      Ended                      Ended
                                                     June 30,                   June 30,
                                                2005        2004             2005      2004
                                             ----------    ----------     ----------   ----------

General and administrative                   $    4,086    $      165     $   12,196   $    2,224

Professional fees                                 9,748             -         13,295            -
                                             ----------    ----------     ----------   ----------
         Net operating loss                     (13,834)         (165)       (25,491)      (2,224)

Interest expense                                (27,932)            -        (45,738)           -
                                             ----------    ----------     ----------   ----------
NET LOSS                                     $  (41,766)   $     (165)    $  (71,229)  $   (2,224)
                                             ==========    ==========     ==========   ==========

Basic and diluted
  loss per share                             $    (0.01)   $    (0.00)    $    (0.01)  $    (0.00)

Weighted average
  shares outstanding                          5,539,040     5,539,040      5,539,040    5,539,040






   The accompanying notes are an integral part of these financial statements.

                              ECHO RESOURCES, INC.
                             STATEMENTS OF CASH FLOW
                     Six Months Ended June 30, 2005 and 2004
                                   (unaudited)



                                                                     2005         2004
                                                                  -----------   ----------

Cash Flows From Operating Activities
  Net Gain (loss)                                                 $   (71,229)  $   (2,224)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Amortization of beneficial conversion feature                      43,203            -
    Changes in:
         Accounts payable                                              (4,596)        (537)
         Accrued expenses                                               2,535       (3,334)
                                                                  -----------   ----------
  Net Cash Used In Operating Activities                               (30,087)      (6,095)
                                                                  -----------   ----------
Cash Flows From Financing Activities
  Proceeds from stockholder loan                                            -        6,095
  Proceeds from note payable                                           30,000            -
                                                                  -----------   ----------
  Net Cash Used By Financing Activities                                30,000        6,095
                                                                  -----------   ----------
Net change in cash                                                        (87)           -
Cash at beginning of year                                                  87            -
                                                                  -----------   ----------
Cash at end of period                                             $         -   $        -
                                                                  ===========   ==========
SUPPLEMENTAL DISCLOSURES
    Income taxes paid                                             $         -   $        -
      Interest paid                                               $         -   $        -




   The accompanying notes are an integral part of these financial statements.

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


NOTE 2 - NOTES PAYABLE

In September 2004, Echo issued a convertible promissory note to allow advances up to $100,000. As of June 30, 2005, $80,000 had been advanced to the company. The note bears seven percent interest, is convertible at the lender's option at $2 per share, and is payable in one year.

The note has been discounted for its beneficial conversion feature, which will be amortized over the life of the note. A summary of the notes is as follows:

                                                   Notes Payable
                                                   -------------
          Gross proceeds from notes                $      80,000
          Less: Beneficial conversion feature            (80,000)
          Add: Amortization of discount                   60,000
                                                   -------------
        Value of note on June 30, 2005             $      60,000
                                                   =============

In July, 2005, $10,000 was advanced to Echo making the total outstanding balance on the convertible note $90,000.

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

Comparison of Operating Results for the Quarter Ended June 30, 2005 to the Quarter Ended June 30, 2004

Revenues
     There is no historical financial information about the Company upon which to base an evaluation of our performance. The Company did not generate any revenues from operations for the three months ended June 30, 2005, or 2004. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of its properties, and possible cost overruns due to price and cost increases in services.

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

Operating Expenses
     Operating expenses increased by $13,669 from $165 for the three months ended June 30, 2004 to $13,834 for the three months ended June 30, 2005. The increase in our net operating loss is due to increased consulting, professional fees and shareholder service fees we incurred for the three months ended June 30, 2005.

Interest Expense
     Interest expense for the three months ended June 30, 2005, and 2004 was $27,932 and $0, respectively. The increase in our interest expense is due to the amortization of the beneficial conversion feature of the convertible promissory note entered into with Confederated Finance Corp. ("Convertible Note").

Net Income/Loss
     Net loss increased by $41,601 from net loss of $165 for the three months ended June 30, 2004 to a net loss of $41,766 for the three months ended June 30, 2005. The increase in net operating loss is due to the increase in General and administrative expenses, consulting fees, amortization of Beneficial conversion feature for convertible notes and professional fees.

Comparison of Operating Results for the Six Months Ended June 30, 2005 to The Six Months Ended June 30, 2004

Revenues
     There is no historical financial information about the Company upon which to base an evaluation of our performance. The Company did not generate any revenues from operations for the six months ended June 30, 2005, or 2004. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of its properties, and possible cost overruns due to price and cost increases in services.

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

Operating Expenses
     Operating expenses increased by $23,267 from $2,224 for the six months ended June 30, 2004 to $25,491 for the six months ended June 30, 2005. The increase in our net operating loss is due to increased consulting, professional fees and shareholder service fees we incurred for the six months ended June 30, 2005.

Interest Expense
     Interest expense for the six months ended June 30, 2005, and 2004 was $45,738 and $0 respectively. The increase in our interest expense is due to the amortization of the beneficial conversion feature of the convertible promissory note entered into with Confederated Finance Corp. ("Convertible Note").

Net Income/Loss
     Net loss increased by $69,005 from net loss of $2,224 for the six months ended June 30, 2004 to a net loss of $71,229 for the six months ended June 30, 2005. The increase in net operating loss is due to the increase in general and administrative expenses, consulting fees, amortization of beneficial conversion feature for convertible notes and professional fees.

At June 30, 2005, our accumulated deficit was $363,509.

Assets and Liabilities
     Our total assets were $44,000 at June 30, 2005. Our assets consist primarily of our mining claim interest with a value of $44,000. The mining claim was paid for in September 2004 from part of the principal of the Convertible Note.

     Total Current Liabilities are $61,422 and $0 at June 30, 2005 and 2004, respectively. Our note payable is to Confederated Finance Corp. for $80,000. The note has been discounted by $80,000 for its beneficial conversion feature which is amortized over the life of the note. At June 30, 2005, $57,861 of the discount has been amortized.

Financial Condition, Liquidity and Capital Resources
     At June 30, 2005, we had cash and cash equivalents of $0. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. We expect to continue to have minimal working capital or a working capital deficit as a result of our expected liabilities including our requirement to fund 50% of the exploration company's estimated work program beginning September 30, 2005 on the Properties to maintain our 20% interest. For the three months ended June 30, 2005, we have not generated cash flow from operations. Consequently, we have been dependent upon a third party non-affiliate, Confederated Finance Corp. ("Confederated"), to fund our cash requirements. Specifically, we entered into a Convertible Promissory Note ("Note") with Confederated for the principal sum or so much of the principal sum of One Hundred Thousand Dollars ($100,000) as may from time to time have been advanced and be outstanding, together with accrued interest at the rate of 7% per annum. The entire unpaid balance of principal (subject to conversion of such principal as provided in the Note) and all accrued and unpaid interest shall be due and payable on the day prior to the first anniversary of the Effective Date of the Note.

     As of June 30, 2005, we had cash of $0, mining claim interest of $44,000, and a working capital deficit of $3,561. At June 30, 2005, we had no outstanding debt other than ordinary note payable to Confederated in connection with accrued interest payable on the Note and accounts payable of $3,561. The Company will seek funds from possible strategic and joint venture partners and financing to cover any short term operating deficits and provide for long term working capital. No assurances can be given that the Company will successfully engage strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

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

     Loss per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the periods ended June 30, 2005 and 2004.

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

Item 3 - Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recoded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, which includes our Chief Executive Officer who also serves as our principal financial officer. Our management have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended)as of a date (the "Evaluation Date") as of the end of the period covered by this report. Based upon that evaluation, our management has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the end of the period covered by this report based on such evaluation.



                           PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

     None.


Item 2 - Changes in securities, use of proceeds and small business issuer of equity securities

     On January 25, 2005 and March 30, 2004, Confederated advanced Echo $15,000 for an aggregate of $30,000 pursuant to the convertible promissory note dated September 15, 2004. As of March 31, 2005, $80,000 had been advanced to the Company. The note bears seven percent interest, is convertible at the lender's option at $2 per share, and is payable in one year.


Item 3 - Defaults upon senior securities

     None

Item 4 - Submission of matters to a vote of security holders

     None


Item 5 - Other information

     None


Item 6 - Exhibits and reports on Form 8-K

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


                              Echo Resources, Inc.


                                          By: s/ Pieter DuRand
                                            ---------------------------
                                          Pieter DuRand
                                          Chief Executive Officer,
                                          President and Chairman of the Board*
Date: August 19, 2005










-------------------
* Pieter DuRand has signed both on behalf of the registrant as a duly authorized officer and as the Registrant's principal accounting officer.