Form 10QSB/A
period 2005-09-30
ECHO RESOURCES INC.
filed 2005-11-23
CIK 1084899

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB/A


(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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


As of September 30, 2005, there were approximately 5,539,040 shares of the Issuer's common stock, par value $0.00005 per share outstanding.



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

                                      INDEX


                         PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

     Balance Sheet
     Statements of Operation
     Statements  of Cash Flows
     Notes to Financial Statements

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

SIGNATURES

EXHIBITS

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


Balance Sheet.......................................................F-2

Statements of Operations............................................F-3

Statements of Cash Flows............................................F-4

Notes to Financial Statements.......................................F-5

                              ECHO RESOURCES, INC.
                                  BALANCE SHEET
                               September 30, 2005
                                   (unaudited)



ASSETS

  Cash                                                                          $   14,010
  Mining claim interest                                                             94,000

         TOTAL ASSETS                                                           ----------

                                                                                $  108,010
                                                                                =========
         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

  Accrued interest                                                                   5,342
  Note payable                                                                     102,055

                                                                                ----------
         Total Current Liabilities                                                 107,397
                                                                                ----------
Commitments and Contingencies                                                            -

Stockholders' Equity
  Preferred stock, $.0001 par value, 10,000 shares
         authorized, no shares issued and outstanding                                    -
    Common stock, $.00005 par value, 49,990,000 shares
         authorized, 5,539,040 issued and outstanding                                  277
  Additional paid in capital                                                       415,810
  Accumulated deficit                                                             (415,474)
                                                                                ----------
         Total Stockholders' Equity                                                    613
                                                                                ----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $  108,010
                                                                                ==========




     The accompanying notes are an integral part of the financial statements

                              ECHO RESOURCES, INC.
                            STATEMENTS OF OPERATIONS
                   Three and Nine Months Ended September 30, 2005 and 2004
                                   (unaudited)


                                          Three Months             Nine Months
                                      --------------------------------------------
                                         2005       2004       2005        2004
                                      ---------  ---------   ---------   ---------


General and administrative            $     316   $       -  $  12,512   $   2,224
Professional Fees                         5,500           -     18,795           -
                                      ---------   ---------  ---------   ---------
         Net operating loss              (5,816)          -    (31,307)     (2,224)

Interest expense                        (45,975)     (2,055)   (91,713)     (2,055)
                                      ---------   ---------  ---------   ---------
NET INCOME (LOSS)                       (51,791)     (2,055)  (123,020)     (4,279)
                                      =========   =========  ==========   ========

Basic and diluted loss per share     $    (0.01)  $   (0.00) $    (0.02)  $  (0.00)
                                     ==========   =========  ==========   ========


Weighted average shares outstanding   5,539,040   5,539,040   5,539,040   5,539,040
                                     ==========   =========  ==========   =========








     The accompanying notes are an integral part of the financial statements

                              ECHO RESOURCES, INC.
                            STATEMENTS OF CASH FLOWS
                   Nine Months Ended September 30, 2005 and 2004
                                   (unaudited)


                                                                   2005            2004
                                                                -----------       ---------

Cash Flows From Operating Activities

  Net income (loss)                                             $  (123,020)      $  (4,279)
  Adjustments to reconcile net loss to net cash

    used in operating activities:

    Amortization of beneficial conversion feature                    87,223           2,055
    Changes in:
         Accounts payable                                            (4,596)           (537)
         Accrued liabilities                                              -          (3,334)
         Accrued interest expense                                     4,316               -

                                                                  ---------       ---------
  Net Cash Used In Operating Activities                             (36,077)         (6,095)
                                                                  ---------       ---------
Cash Flows From Investing Activities

  Investment in mining claim interest                               (50,000)        (44,000)
                                                                  ---------       ---------

  Net Cash Used In Investing Activities                             (50,000)        (44,000)
                                                                  ---------       ---------
Cash Flows From Financing Activities
  Proceeds from bank overdraft                                                            -
  Proceeds from stockholder loan                                          -           6,095
  Proceeds from note payable                                        100,000          50,000
                                                                  ---------       ---------
  Net Cash Provided By Financing Activities                         100,000          56,095
                                                                  ---------       ---------

Net change in cash                                                   13,923           6,000
Cash at beginning of period                                              87               -

                                                                  ---------       ---------
Cash at end of period                                             $  14,010       $   6,000
                                                                  =========       =========



     The accompanying notes are an integral part of the financial statements

                              ECHO RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Echo Resources, Inc., ("Echo" or the "Company")have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and ExchangeCommission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's financial statements filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2004 as reported in Form 10-KSB, have been omitted.



NOTE 2 - NOTES PAYABLE

In September 2004, Echo issued a convertible promissory note to allow advances up to $100,000. As of September 30, 2005, $100,000 had been advanced to the Company. The note bears seven percent interest, is convertible at the lender's option at $2 per share, and is payable in one year. The lender has agreed to extend the maturity date for an additional year, to September 2006.

The note has been discounted for its beneficial conversion feature, which has been amortized over the original life of the note. A summary of the notes is as follows:

                                                   Notes Payable
                                                   -------------
          Gross proceeds from notes                $     100,000
          Less: Beneficial conversion feature           (100,000)
          Add: Amortization of discount                  100,000
                                                   -------------
        Value of note on September 30, 2005        $     100,000
                                                   ============

In September 2005, the Company issued another convertible promissory note with exactly the same terms as the first note, principal up to $100,000, interest at 7%, maturity in one year and convertible at the lenders option at $2 per share. At September 30, 2005, $50,000 had been advanced under this note.

The second note has been discounted for its beneficial conversion feature, which will be amortized over the life of the note. A summary of the notes is as follows:

                                                   Notes Payable
                                                   -------------
          Gross proceeds from notes                $     50,000
          Less: Beneficial conversion feature           (50,000)
          Add: Amortization of discount                   2,055
                                                   -------------
        Value of note on September 30, 2005        $      2,055
                                                   ============


NOTE 3 - INVESTMENT

The 20% interest in two Canadian mining claims that Echo purchased in 2004 required it to fund 50% of the exploration estimated work program beginning September 2005 in order to maintain the interest. In August 2005, this deadline was extended to February 26, 2005.

In August 2005, the Company purchased an additional 20% of this mining claim in exchange for $50,000 in cash.

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

Comparison of Operating Results for the Quarter Ended September 30, 2005 to the Quarter Ended September 30, 2004

Revenues
     There is no historical financial information about the Company upon which to base an evaluation of our performance. The Company did not generate any revenues from operations for the three months ended September 30, 2005, or 2004. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of its properties, and possible cost overruns due to price and cost increases in services.

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

Operating Expenses
     Operating expenses increased by $5,816 from $0 for the three months ended September 30, 2004 to $5,816 for the three months ended September 30, 2005. The increase in our net operating loss is due to increased consulting, professional fees and shareholder service fees we incurred.

Interest Expense
     Interest expense for the three months ended September 30, 2005 and 2004 was $45,975 and $2,055, respectively.

Net Income/Loss
     Net loss increased by $49,736 from net loss of $2,055 for the three months ended September 30, 2004 to a net loss of $51,791 for the three months ended September 30, 2005. The increase in net operating loss is due to the increase in general and administrative expenses, consulting fees, amortization of beneficial conversion feature for convertible notes and professional fees.

At September 30, 2005, our accumulated deficit was $415,474.

Assets and Liabilities
     Our total assets were $108,010 at September 30, 2005. Our assets consist primarily of our mining claim interest with a value of $94,000 and cash of $14,010 at September 30, 2005. The mining claim was paid for in September 2004 and September 2005 from part of the principal of the Convertible Note.

     Total Current Liabilities are $107,397 at September 30, 2005. Our notes payable are for $150,000. The notes were discounted by $150,000 for their beneficial conversion features.

At September 30, 2005, $102,055 of the discount has been amortized.

     Financial Condition, Liquidity and Capital Resources At September 30, 2005, we had cash and cash equivalents of $14,010. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. We expect to continue to have minimal working capital or a working capital deficit as a result of our expected liabilities including our requirement to fund 50% of the exploration company's estimated work program beginning December 30, 2005 on the Properties to maintain our 20% interest. To date, we have not generated cash flow from operations. Consequently, we have been dependent upon a third party non-affiliate, Confederated Finance Corp. ("Confederated"), to fund our cash requirements. Specifically, we have entered into two Convertible Promissory Notes ("Notes") with Confederated for the principal sum or so much of the principal sum of Two Hundred Thousand Dollars ($200,000) as may from time to time have been advanced and be outstanding, together with accrued interest at the rate of 7% per annum. The entire unpaid balance of principal(subject to conversion of such principal as provided in the Note) and all accrued and unpaid interest shall be due and payable on the day prior to the first anniversary of the Effective Date of the Note.

     As of September 30, 2005, we had cash of $14,010, mining claim interest of $94,000, and a working capital deficit of $93,387. At September 30, 2005, we had no outstanding debt other than convertible notes payable to Confederated and accrued interest payable on the Notes. The Company will seek funds from possible strategic and joint venture partners and financing to cover any short term operating deficits and provide for long term working capital. No assurances can be given that the Company will successfully engage strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

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

Comparison of Operating Results for the Nine Months Ended September 30, 2005 to The Nine Months Ended September 30, 2004

Revenues
     There is no historical financial information about the Company upon which to base an evaluation of our performance. The Company did not generate any revenues from operations for the nine months ended September 30, 2005, or 2004. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of its properties, and possible cost overruns due to price and cost increases in services.

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

Operating Expenses
     Operating expenses increased by $29,083 from $2,224 for the nine months ended September 30, 2004 to $31,307 for the nine months ended September 30, 2005. The increase in our net operating loss is due to increased consulting, professional fees and shareholder service fees we incurred

Interest Expense
     Interest expense for the nine months ended September 30, 2005, and 2004 was $91,713 and $2,055 respectively. The increase in our interest expense is due to the amortization of the beneficial conversion feature of the convertible promissory notes entered into with Confederated Finance Corp. ("Convertible Note").

Net Income/Loss
     Net loss increased by $118,741 from net loss of $4,279 for the nine months ended September 30, 2004 to a net loss of $123,020 for the nine months ended September 30, 2005. The increase in net operating loss is due to the increase in general and administrative expenses, consulting fees, amortization of beneficial conversion feature for convertible notes and professional fees.

At September 30, 2005, our accumulated deficit was $415,474.

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


Item 3 - Controls and Procedures

     Our management, which includes our Chief Executive Officer who also serves as our principal financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") as of the end of the period covered by this report. Based upon that evaluation, our management has concluded that our disclosure controls and procedures are not effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended, because of adjustments required by our independent auditors, primarily in the area of notes payable. Specifically, our independent auditors identified deficiencies in our internal controls and disclosures related to the valuation and amortization of beneficial conversion features on our notes payable. We have made the necessary adjustments to our financial statements and footnote disclosures in our Interim Rport on Form 10-QSB. We are in the process of improving our internal controls in an effort to remediate the deficiencies. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the end of the period covered by this report based on such evaluation.

                                     PART II
                                OTHER INFORMATION


Item 1   Legal Proceedings

     None.


Item 2 Changes in securities, use of proceeds and small business issuer of equity securities

     On January 25, 2005 and March 30, 2004, Confederated advanced Echo $15,000 for an aggregate of $30,000 pursuant to the convertible promissory note dated September 15, 2004. As of September 30, 2005, $150,000 had been advanced to the Company. The note bears seven percent interest, is convertible at the lender's option at $2 per share, and is payable in one year.


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


                              Echo Resources, Inc.


                                          By: s/ Pieter DuRand
                                            ---------------------------
                                          Pieter DuRand
                                          Chief Executive Officer,
                                          President and Chairman of the Board*
Date: November 18, 2005

















* Pieter DuRand has signed both on behalf of the registrant as a duly authorized officer and as the Registrant's principal accounting officer.