Form 10KSB
period 2005-12-31
ECHO RESOURCES INC.
filed 2006-04-17
CIK 1084899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Yes |_| No |X|



State issuer's revenues for its most recent fiscal year ended December 31, 2005:
$0.



Of the 5,539,040 shares of voting stock of the registrant issued and outstanding as of March 24, 2006, 552,046 shares were held by non-affiliates. The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing bid price of its Common Stock as reported on the OTC Bulletin Board on March 24, 2006: US$2,208,184.



Transitional Small Business Disclosure Format (check one):

Yes |__|  No |X|

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

     In August 2005 we entered into an Option Agreement ("Option Agreement") with Madison Explorations, Inc. ("Madison"). Pursuant to the Option Agreement, we purchased a fifteen percent (15%) equity interest in three (3) claims in the property known as the Bronco Target, Saskatchewan for $50,000. In accordance with the Option Agreement we were required to fund 50% of the Company's estimated work program on the property in order to maintain our 15% interest in the property. If we do not meet this requirement, our 15% interest will revert back to Madison.

     Madison is a mineral exploration company focusing on the discovery of diamonds. Madison has begun the evaluation of the potential of diamond exploration at the Property utilizing the known mineralized material and existing facilities to the extent possible. This involves the evaluation of the financial aspects and operational issues involved and the processes necessary to commence diamond exploration. In addition, this evaluation also involves identification, engineering and estimation of the additional capital investment required as well as the evaluation of and estimation of the time required to seek the necessary regulatory permits and approval from the necessary authorities to allow resumption of operations. On August 31, 2004, Madison submitted permit applications to governmental agencies for review, approval and permit issuances related to proposed recommencement of diamond exploration at the Property. The permit amendments are for a staged operation lasting up to 10 years. Commencement of operations at the Property is dependent, among other things, upon the timing of regulatory permit review and approval. However, we don't expect to commence operations for two (2) years.

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

Employees

     As of December 31, 2005 and March 24, 2006, we do not have any employees. We anticipate hiring employees over the next twelve months if we are successful in implementing our plan of operations. Presently, the Company does not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, the Company may adopt such plans in the future.

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

     The diamond and gold market is a volatile market, will have a direct impact on the Company's revenues and profits and will probably affect whether the Company will be able to succeed. The current price of an ounce of gold is approximately $560.20 USD and there is a wide range for the price per carat of diamonds. The price of diamond and gold has increased over the past few years. This has contributed to the renewed interest in diamond and gold mining and companies engaged in that business, including the exploration for diamond and gold. However, in the event that the price of diamond and gold falls, the interest in the diamond and gold mining industry may decline and the value of the Company's business could be adversely affected. Further, no assurances can be given that diamond and gold will remain at a price that will make mining operations in Canada profitable. Finally, in recent decades, there have been periods of both overproduction and underproduction of diamond and gold resources. Such conditions have resulted in period of excess supply of and reduced demand for diamond and gold on a worldwide basis and on a domestic basis. These periods have been followed by periods of short supply of and increased demand for diamond and gold. The excess or short supply of diamond and gold has placed pressure on prices and has resulted in dramatic price fluctuations even during relatively short periods of seasonal market demand. We cannot predict what the market for diamond and gold will be in the future.

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

     The Bronco Target is in the Southern Mining District of Saskatchewan on NTS map area 72-J-05. The legal descriptions of the three (3) claims that make up the Bronco Target are: Claim S-13774, The North Half of Section 7, the North Half of Section 8, The North Half of Section 9 and all of Sections 16, 17, and 18, Township 3, Range 9, West of the Third Meridian; Claim S-137775, All of
Section 19, Township 3, Range 9, West of the Third Meridian; Claim S-137776, The North Half of Section 10, the North Half of Section 11, the North Half of
Section 12 and all of Sections 13, 14 and 15, Township 3, Range 10, West of the Third Meridian.


Item 3. Legal Proceedings

     There are no material legal proceedings to which we (or any of our officers and directors in their capacities as such) are a party or to which our property is subject and no such material proceedings are known by our management to be contemplated.


Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of our shareholders, through the solicitation of proxies or otherwise during the fourth quarter of our fiscal year ended December 31, 2005, covered by this report.

                                     PART II


Item 5. Market for Common Equity and Related Stockholder Matters.

     a) Market Information. Our common stock, par value $0.00005 per share (the "Common Stock"), was traded on the OTC Bulletin Board market under the symbol "AHMC" until such time as we amended our articles of incorporation and affected a 1:25 reverse stock split in March 2003 and received the stock symbol "ALHO". Subsequently, we changed our name to TVE Corporation and received the stock symbol "TVEO". We then changed our name to Echo Resources, Inc. and received the stock symbol "ECHR". Our common stock is traded sporadically and no established liquid trading market currently exists therefore.

     The following table represents the range of the high and low price for our Common Stock on the OTC Bulletin Board for each fiscal quarter for the last two fiscal years ending December 31, 2004, and 2005, respectively. These Quotations represent prices between dealers, may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

         Year 2004                  High    Low
         --------------             ------  -------
         First Quarter              3.80    3.15
         Second Quarter             4.18    3.65
         Third Quarter              7.73    3.70
         Fourth Quarter             4.71    4.17

         Year 2005                  High    Low
         --------------             ------  -------
         First Quarter              5.15    4.60
         Second Quarter             6.05    4.65
         Third Quarter              6.12    4.01
         Fourth Quarter             5.25    3.75

     (b) Holders.  As of March 24, 2006,  there were  approximately  two hundred
(200) holders of record of our common stock.

     (c) Dividend Policy. We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

     (d) Equity Compensation Plans. We have not authorized any compensation plans (including individual compensation arrangements) under which our equity securities have been authorized for issuance as of the end of the most recently completed fiscal year ended December 31, 2005.

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

Results of Operations

Revenues

     There is no historical financial information about the Company upon which to base an evaluation of our performance. The Company did not generate any revenues from operations for the twelve months ended December 31, 2005. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of its properties, and possible cost overruns due to price and cost increases in services.

     In August 2005 we entered into an Option Agreement ("Option Agreement") with Madison Explorations, Inc. ("Madison"). Pursuant to the Option Agreement, we purchased a fifteen percent (15%) equity interest in three (3) claims in the property known as the Bronco Target, Saskatchewan for $50,000. In accordance with the Option Agreement we were required to fund 50% of the Company's estimated work program on the property in order to maintain our 15% interest in the property. If we do not meet this requirement, our 15% interest will revert back to Madison.

Operating Expenses

     Operating expenses increased by $67,707 from $12,733 for the twelve months ended December 31, 2004 to $80,440 for the twelve months ended December 31, 2005. The increase in our net operating loss is due to the an increase in G&A and professional fees and the write-off of the Bulls Eye investment for the twelve months ended December 31, 2005.

Interest Expense

     Interest expense for the years ended December 31, 2005 and 2004 were $107,097 and $15,684. The increase in our interest expense is due to the interest payable pursuant to the convertible promissory notes entered into with Confederated Finance Corp. ("Convertible Note") and the amortization of the beneficial conversion feature discount of these notes.

Net Income/Loss

     Net loss increased $159,120 from net operating loss of $28,417 for the year ended December 31, 2004 to a net operating loss of $187,537 for the year ended December 31, 2005. The increase in net operating loss is due to the write-off of our mining claim interest and interest expense.

As of December 31, 2005, our accumulated deficit was $479,817.

Assets and Liabilities

     Our total assets were $59,051 as of December 31, 2005. Our assets consisted primarily of cash of $9,000 and our mining claim interest with a value of $50,000, respectively. The mining claim was paid from part of the principal of the Convertible Note.

     Total Current Liabilities as of December 31, 2005 were $122,781. Our notes payable are to Confederated Finance Corp. for $150,000. The notes have been discounted by $150,000 for their beneficial conversion feature which is amortized over the life of the notes. As of December 31, 2005, $114,698 of the discount has been amortized.

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

Financial Condition, Liquidity and Capital Resources

     At December 31, 2005, we had cash and cash equivalents of $9,051. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. We expect to continue to have minimal working capital or a working capital deficit as a result of our current liabilities.

     For the twelve months ended December 31, 2005, we have not generated cash flow from operations. Consequently, we have been dependent upon a third party non-affiliate, Confederated Finance Corp. ("Confederated"), to fund our cash requirements. Specifically, we entered into a Convertible Promissory Note ("Note") with Confederated for the principal sum or so much of the principal sum of One Hundred Thousand Dollars ($100,000) and a sec note in the principal sum of Fifty Thousand Dollars, ($50,000), as may from time to time have been advanced and be outstanding, together with accrued interest at the rate of 7% per annum. The entire unpaid balance of principal (subject to conversion of such principal as provided in the Note) and all accrued and unpaid interest shall be due and payable on the day prior to the first anniversary of the Effective Date of the Note.

     As of December 31, 2005, we had cash of $9,051 and a working capital deficit of $113,730. As of December 31, 2005, we had no outstanding debt other than ordinary notes payable to Confederated in connection with accrued interest payable on the Notes. The Company will seek funds from possible strategic and joint venture partners and financing to cover any short term operating deficits and provide for long term working capital. No assurances can be given that the Company will successfully engage strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

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

     The only significant cash transaction other than that generated and used in operations has been that we raised $50,000 by executing a Convertible Promissory Note to Confederated Finance Corp. for the period ended December 31, 2005.

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

     The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have a stockholders deficit of $479,817 at December 31, 2005 and net losses from operations of $80,440 and $12,733, respectively, for the years ended December 31, 2005 and 2004. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

     Loss per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the periods ended December 31, 2005 and 2004.

Off-Balance Sheet Arrangements

     We have not entered into any off-balance sheet arrangements. We do not anticipate entering into any off-balance sheet arrangements during the next 12 months.


Item 7. Financial Statements

     Our financial statements have been examined to the extent indicated in their reports by Malone & Bailey, PC and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission and are included herein, on Page F-1 hereof in response to Part F/S of this Form 10-KSB.


Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.


Item 8A. Controls and Procedures

     In order to ensure that the information that we must disclose in our filings with the Commission is recorded, processed, summarized, and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive and financial officer has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2005. Based on such evaluation, he concluded that, as of December 31, 2005, our disclosure controls and procedures were not effective, because we failed to timely write off an impaired lease deposit and we failed to timely record accrued interest expense.

     There has been no change in our internal control over financial reporting during 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     (a) Set forth below is the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name               Age       Position(s) with Company
---------------    ---      ---------------------------------------
Pieter DuRand      39       Chief Executive Officer, President,
                                         Secretary and Director(1)

Business Experience

     Pieter DuRand, age 39, is a citizen and resident of South Africa. During the past five (5) years he has served as an advisor and a business consultant individually and as a representative of other companies to both private and public companies. Consulting work has been in the field of oil and gas exploration as well as advising and consulting on promotion of various unrelated products in Europe and Africa. He served as an interim Director of Medical Makeover Corporation of America, a Delaware corporation, from February 10, 2004 to March 10, 2004. Mr. DuRand became a Director of the Company on June 30, 2004 and has continued to serve as such since.

Committees of the Board of Directors

     We presently do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees. However, our board of directors may establish various committees during the current fiscal year.

Compensation of Directors

     Our director has received cash compensation of $9,000 for his services as a director and may be reimbursed for their reasonable expenses incurred in attending board or committee meetings.

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


Item 10. Executive Compensation

     The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, during the fiscal year ended December 31, 2005 to the Company's President and highest paid executive officers. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years.

SUMMARY COMPENSATION TABLE

                                                                    Long Term Compensation
                           Annual Compensation                       Awards                    Payouts
                    --------------------------------------------- --------------------------  ----------
                                          Other        Restricted  Securities       LTIP     All
Name and                                  Annual       Stock       Underlying       Payouts  Other
Principal Position Year   Salary   Bonus  Compensation Awards      Options/SARs              Comp.
------------------ ----  ------   ------  ------------ ----------- ---------------  -------- ---------
Pieter DuRand      2005  $9,000   0       0            0           0                0        0

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

Stock Option and Stock Appreciation Rights.

     We do not currently have a Stock Option or Stock Appreciation Rights Plan. No stock options or stock appreciation rights were awarded during the fiscal year ended December 31, 2005, or the period ending on the date of this Report.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of December 31, 2005, information with respect to the beneficial ownership of our common stock by (i) persons known by us to beneficially own more than five percent of the outstanding shares, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group.

                                  Common Stock
                               Beneficially Owned
                          ------------------------------

Name and Address           Title of Class            Number            Percent
--------------------------------------------------------------------------------

Gala Enterprises Ltd.               Common           3,000,000          54.2
102 Van Riebeeck St
Potchefstroom, South Africa

All Executive Officers and
Directors as a Group                Common           3,000,000          54.2%
(One (1) person)

--------------------------------------------------------------------------------
*     Less than 1%.

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 24, 2006. As of March 24, 2006, there were 5,539,040 shares of our common stock issued and outstanding.

(2) Pieter DuRand holds 3,000,000 shares of our common stock through Gala Enterprises Ltd., a foreign corporation, that is owned by Mr. DuRand.

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table sets forth information as of December 31, 2005, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance, aggregated as follows:
(i) all compensation plans previously approved by security holders; and (ii) all compensation plans not previously approved by security Holders: None.

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

Exhibit No.    Description
-----------   --------------------------------------------
31.1     *     Certificate of the Chief  Executive  Officer and Chief  Financial
               Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1     *     Certificate of the Chief  Executive  Officer and Chief  Financial
               Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------------------
*    Included herein

     (b) Reports on Form 8-K

     During the last quarter of the fiscal year ended December 31, 2005, we did not file any reports on Form 8-K.

ITEM 14. PRINCIPLE ACCOUNTANT FEES AND SERVICES

     Audit Fees. The aggregate fees billed for professional services rendered was $10,600 and $6,350 for the audit of our annual financial statements for the fiscal year ended December 31, 2005 and the reviews of the financial statements included in our Forms 10-QSB for those fiscal years.

     Audit-Related Fees. The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and not reported under the caption "Audit Fee."

     Tax Fees.  The  aggregate  fees billed in each of the last two fiscal years
for  professional   services  rendered  by  the  principal  accountant  for  tax compliance, tax advice and tax planning services were $0 and $0 respectively.

     All Other Fees. Other than the services described above, the aggregate fees billed for services rendered by the principal accountant was $0 and $0, respectively, for the fiscal years ended December 31, 2005.

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

     The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees". The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended December 31, 2005 with management and the independent auditors.

Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended December 31, 2005, for filing with the Securities and Exchange Commission. The Board also approved the reappointment of Malone & Bailey, PC as independent auditors.




                                   SIGNATURES

 In accordance with the Exchange Act, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.


                              Echo Resources, Inc.
                    ----------------------------------------
                                  (Registrant)


Date: April 17, 2006



                               By: /s/ Pieter DuRand
                                ------------------------
                               Pieter DuRand, President and Director


Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                    Title                               Date

/s/ Pieter DuRand
-------------------
Pieter DuRand               CEO, President & Director           April 17, 2006

                          INDEX TO FINANCIAL STATEMENTS



Report of Independent Registered Public Accounting Firm......................F-2

Consolidated Balance Sheets..................................................F-3

Consolidated Statements of Operations........................................F-4

Consolidated Statements of Stockholders' Equity..............................F-5

Consolidated Statements of Cash Flows........................................F-6

Notes to Consolidated Financial Statements...................................F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors
   Echo Resources, Inc.
   West Palm Beach, Florida

We have audited the accompanying balance sheet of Echo Resources, Inc., as of December 31, 2005 and the related statement of operations, stockholders' deficit, and cash flows for each of the two years then ended. These financial statements are the responsibility of Echo Resources, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Echo Resources, Inc., as of December 31, 2005, and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

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



/s/MALONE & BAILEY, PC
MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

April 12, 2006

                              ECHO RESOURCES, INC.
                                  BALANCE SHEET
                                December 31, 2005



Assets
  Cash                                                            $     9,051
  Mining claim interest                                                50,000
                                                                  -----------
         TOTAL ASSETS                                             $    59,051
                                                                  ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accrued Expenses                                                $     8,083
  Note Payable                                                        114,698
                                                                  -----------
         Total Current Liabilities                                    122,781
                                                                  -----------
Commitments and Contingencies                                               -

Stockholders' Deficit
  Preferred stock, $.0001 par value, 10,000 shares
         authorized, no shares issued and outstanding                       -
    Common stock, $.00005 par value, 49,990,000 shares
         authorized, 5,539,040 issued and outstanding                     277
  Additional paid in capital                                          415,810
  Accumulated deficit                                                (479,817)
                                                                  -----------
         Total Stockholders' Deficit                                  (63,730)
                                                                  -----------
         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT              $    59,051
                                                                  ===========









                 See accompanying summary of accounting policies
                       and notes to financial statements.

                              ECHO RESOURCES, INC.
                            STATEMENTS OF OPERATIONS
                     Years Ended December 31, 2005 and 2004




                                                      2005            2004
                                                     ----------    ---------
Revenue                                              $        -    $       -

General and administrative                               61,645        9,933
Professional Fees                                        18,795        2,800
                                                     ----------    ---------
         Net operating loss                             (80,440)     (12,733)

Interest expense                                       (107,097)     (15,684)
                                                     ----------    ---------
NET LOSS                                             $ (187,537)   $ (28,417)
                                                     ==========    =========

Basic and diluted loss per share                     $    (0.03)   $   (0.01)

Weighted average shares outstanding                   5,539,040    5,539,040


















                 See accompanying summary of accounting policies
                       and notes to financial statements.

                              ECHO RESOURCES, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     Years Ended December 31, 2005 and 2004




                                              Additional
                              Common Stock      Paid in     Retained
                            Shares    Amount    Capital      Deficit     Totals
                           --------- -------- -----------   ---------  --------
Balances at
  December 31, 2003        5,539,040 $    277 $   231,837  $ (263,863) $(31,749)

Debt forgiveness                                   33,973                33,973

Discount for beneficial
  conversion feature of
  notes payable                                    50,000                50,000
Net Loss                                                      (28,417)  (28,417)
                           --------- -------- -----------   ---------  --------
Balance at
  December 31, 2004        5,539,040  $   277    $315,810   $(292,280) $ 23,807

Discount for beneficial
  conversion feature of
  notes payable                                   100,000               100,000
Adjustment
Net Loss                                                     (187,537) (187,537)
                           --------- -------- -----------   ---------  --------
Balance at
  December 31, 2005        5,539,040 $    277 $   415,810   $(479,817) $(63,730)
                           ========= ======== ===========   =========  ========





                 See accompanying summary of accounting policies
                       and notes to financial statements.

                              ECHO RESOURCES, INC.
                            STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2005 and 2004



                                                       2005           2004
                                                     ----------    ---------
Cash Flows From Operating Activities
  Net Gain (loss)                                    $ (187,537)   $ (28,417)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Amortization of beneficial conversion feature       100,040       14,658
    Write off of mining claim options                    44,000
         Changes in:
         Accounts payable                                (4,596)       4,058
         Accrued liabilities                              7,057       (2,306)
                                                     ----------    ---------
  Net Cash Used In Operating Activities                 (41,036)     (12,007)
                                                     ----------    ---------

Cash Flows From Investing Activities
  Investment in mining claim options                    (50,000)     (44,000)
                                                     ----------    ---------
  Net cash Used In Investing Activities                 (50,000)     (44,000)
                                                     ----------    ---------

Cash Flows From Financing Activities
  Proceeds from stockholder loan                              -        6,094
  Proceeds from note payable                            100,000       50,000
                                                     ----------    ---------
  Net Cash Provided By Financing Activities             100,000       56,094
                                                     ----------    ---------
Net change in cash                                        8,964           87
Cash at beginning of year                                    87            -
                                                     ----------    ---------
Cash at end of year                                  $    9,051    $      87
                                                     ==========    =========

Supplemental cash flow information:
  Interest paid during the year                      $        -    $       -
  Income taxes paid during the year                           -            -
Noncash investing and financing activities:
  Discount of notes payable for beneficial
   conversion feature                                   100,000       50,000
  Forgiveness of debt                                         -       33,973





                 See accompanying summary of accounting policies
                       and notes to financial statements.

                              ECHO RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of Business. Echo Resources, Inc. ("Echo"), formerly TVE Corporation, formerly Alphacom Corporation was incorporated in Delaware on December 15, 1997. Alphacom Corporation changed its name to TVE Corporation in March 2003 and TVE Corporation changed its name to Echo on August 6, 2004.

Management Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates.

Cash and Cash Equivalents. Highly liquid investments with original maturities of three months or less are considered cash equivalents. There were no cash equivalents as of December 31, 2005.

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

Income Taxes. Echo utilizes the asset and liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carryforwards and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

Earnings Per Share. Basic earnings per share equals net earnings divided by weighted average shares outstanding during the year. There are no dilutive securities.

Recently Issued Accounting Pronouncements. In December 2004, the FASB issued SFAS No. 123R, "Accounting for Stock-Based Compensation." SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which and entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123R, only certain pro forma disclosures of fair value were required. SFAS No. 123 shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Echo does not expect the adoption of these recently issued accounting pronouncements to have a significant impact on Echo's results of operations, financial position or cash flow.

Reverse Stock Splits. All historical share and per share information has been restated to reflect the effects of the all stock splits on a retroactive basis.


NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Echo has recurring net losses of $187,537 and $28,417 in 2005 and 2004, respectively, and has an accumulated deficit of $479,817 as of December 31, 2005. These conditions create an uncertainty as to Echo's ability to continue as a going concern. Management is trying to raise additional capital through sales of its common stock as well as seeking financing from third parties and sale or merger opportunities. The financial statements do not include any adjustments that might be necessary if Echo is unable to continue as a going concern.

NOTE 3 - Change of ownership

On June 30, 2004, Gala Enterprises Ltd. ("Gala"), purchased 1,500,000 shares of Echo's restricted Common Stock for $85,000 from a shareholder. The purpose of this transaction was to effect a change of control of Echo to Gala. As of December 31, 2005, Gala directly owns 54% of the issued and outstanding common stock of Echo.

On June 30, 2004, Pieter DuRand assumed the position of sole officer and director of Echo from Bruce Cohen.


NOTE 4 - STOCK SPLIT

In July, 2004 Echo issued a forward split of all its issued and outstanding common stock at a ratio of two for one, and officially changed its name to "Echo Resources, Inc."

All amounts reported in these financials have been adjusted for this split.


NOTE 5 - INVESTMENT

The 20% interest in two Canadian mining claims that Echo purchased in 2004 for $44,000 required it to fund 50% of the exploration estimated work program beginning September 30, 2005 in order to maintain its interest. In August 2005, this deadline was extended to February 26, 2006. As of the date of this filing, the extension has expired. Therefore, the entire amount has been expensed.

In August 2005, Echo purchased an option for a fifteen percent (15%) equity interest in three (3) claims in the property known as the Bronco Target, Saskatchewan for $50,000. In accordance with this agreement Echo would be required to fund 50% of the Company's estimated work program on the property in order to maintain its 15% interest in the property. If Echo does not meet this requirement, its 15% interest will revert back to Madison.


NOTE 6 - LOANS FROM STOCKHOLDER

Through June 2004, the former majority stockholder of TVE advanced money to the company on an as-needed basis. All advances totaling $33,973 were forgiven when the company changed ownership on June 30, 2004 and have been recorded as a contribution to capital.

NOTE 7 - NOTES PAYABLE

In September 2004, Echo issued a convertible promissory note to allow advances up to $100,000. As of December 31, 2005, $100,000 had been advanced to the company. The note bears 7%, is convertible at the lender's option at $2.00 per share, and is payable in one year. The lender has agreed to extend the maturity date for an additional year, to September 2006.

The note has been discounted for its beneficial conversion feature, which will be amortized over the life of the note. A summary of the notes is as follows:

                                                        Notes Payable
                                                        -------------
                    Gross proceeds from notes          $      100,000
         Less:  Beneficial conversion feature                (100,000)
                Add: Amortization of discount                 100,000
                                                        -------------
        Value of note on December 31, 2005             $      100,000
                                                        =============

In September 2005, the Company issued another convertible promissory note with exactly the same terms as the first note, principal up to $100,000, interest at 7%, maturity in one year and convertible at the lender's option at $2.00 per share. At December 31, 2005, $50,000 had been advanced under this note.

The second note has been discounted for its beneficial conversion feature, which will be amortized over the life of the note. A summary of the notes is as follows:

                                                       Notes Payable
                                                       -------------
                   Gross proceeds from notes           $      50,000
        Less:  Beneficial conversion feature                 (50,000)
               Add: Amortization of discount                  14,698
                                                       -------------
        Value of note on December 31, 2005             $      14,698
                                                       =============


NOTE 8 - INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 are as follows:

         Deferred tax assets:
         Net operating loss carryforward    $     28,000
Less:  valuation allowance                       (28,000)
                                             -----------
         Net current deferred tax assets               -
                                             ===========

Internal Revenue Section 382 restricts the ability to use these carryforwards whenever an ownership change as defined occurs. Echo incurred such an ownership change on June 30, 2004. As a result, Echo's carryforwards to June 30, 2004 have been eliminated. Net operating losses incurred subsequent to June 30, 2004 totaling $11,535 are not restricted. The cumulative net operating loss carry-forward is approximately $100,000 at December 31, 2005, and will expire in the years 2025 through 2026.


NOTE 9 - EQUITY

On June 30, 2004, Gala Enterprises Ltd. purchased 1,500,000 shares of Echo's restricted Common Stock for $85,000 from a shareholder. See Note 3.

In July, 2004 Echo issued a forward split of all its issued and outstanding common stock at a ratio of two for one. See Note 4.

All amounts reported in these financials have been adjusted for this split.

There were no shares of common stock issued in 2005.