Form 10QSB
period 2006-03-31
ECHO RESOURCES INC.
filed 2006-05-22
CIK 1084899

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  Form 10-QSB

(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

[_] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission file number 000-26703

                              ECHO RESOURCES, INC.
        ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                      000-26703                  98-0206030
  ----------------------------       -----------            -------------------
 (State or other jurisdiction       (Commission             (IRS Employer
       of incorporation)             file number)            Identification No.)


500 Australian Avenue South, Suite 700
West Palm Beach FL                                                 33401
----------------------------------------                     -------------------
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

     As of March 31, 2006, there were approximately 5,539,040 shares of the Issuer's common stock, par value $0.00005 per share outstanding.


     Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|.



              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this quarterly report on Form 10-QSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements.. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors including the risk factors set forth in our Form 10-KSB. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

                                     INDEX

                         PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

     Balance Sheets
     Statements of Operation
     Statements  of Cash Flows
     Notes to Financial Statements

Item 2   Management's Discussion and Analysis or Plan of Operations

Item 3   Controls and Procedures

                          PART II. - OTHER INFORMATION

Item 1   Legal Proceedings

Item 2 Changes in securities, use of proceeds and small business issuer of equity securities

Item 3   Defaults upon senior securities

Item 4   Submission of matters to a vote of security holders

Item 5   Other information

Item 6   Exhibits and reports on Form 8-K

SIGNATURES

                         PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements


                      ECHO RESOURCES, INC.
                         BALANCE SHEETS
                                                                March 31,        December 31,
                                                                   2006              2005
                                                                -----------     ------------
                                                                (Unaudited)
                ASSETS

Assets
  Cash                                                          $    17,285     $     9,051
  Mining claim interest                                              50,000          50,000
                                                                -----------     -----------
                                                                $    67,285     $    59,051
                                                                ===========     ===========
         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accrued interest                                              $    10,866     $     8,083
  Note payable                                                      127,149         114,698
                                                                -----------     -----------
         Total Current Liabilities                                  138,015         122,781
                                                                -----------     -----------
Commitments and Contingencies                                             -               -

Stockholders' Deficit
  Preferred stock, $.0001 par value, 10,000 shares
         authorized, no shares issued and outstanding                     -               -
    Common stock, $.00005 par value, 49,990,000 shares
         authorized, 5,539,040 issued and outstanding                   277             277
  Additional paid-in capital                                        430,790         415,810
  Accumulated deficit                                              (501,797)       (479,817)
                                                                -----------     -----------
         Total Stockholders' Deficit                                (70,730)        (63,730)
                                                                -----------     -----------
         TOTAL LIABILITIES AND STOCKHOLDERS' Deficit            $    67,285     $    59,051
                                                                ===========     ===========





   The accompanying notes are an integral part of these financial statements.

                      ECHO RESOURCES, INC.
                    STATEMENTS OF OPERATIONS
           Three Months Ended March 31, 2006 and 2005
                          (unaudited)



                                           2006         2005
                                        ---------   ---------


General and administrative              $     746   $   8,110
Professional fees                           6,000       3,547
                                        ---------   ---------
         Net operating loss                (6,746)    (11,657)

Interest expense                          (15,234)    (17,806)
                                        ---------   ---------
NET INCOME (LOSS)                         (21,980)    (29,463)
                                        =========   =========

Basic and diluted loss per share        $   (0.00)  $   (0.01)
                                        =========   =========
Weighted average shares outstanding     5,539,040   5,539,040
                                        =========   =========














   The accompanying notes are an integral part of these financial statements.

                      ECHO RESOURCES, INC.
                    STATEMENTS OF CASH FLOWS
           Three Months Ended March 31, 2006 and 2005
                          (unaudited)


                                                      2006         2005
                                                   ----------  ----------
Cash Flows From Operating Activities
  Net Income (loss)                                $  (21,980) $  (29,463)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Amortization of beneficial conversion feature      12,451      16,694
    Changes in:
         Accrued liabilities                            2,783       1,112
                                                   ----------  ----------
  Net Cash Used In Operating Activities                (6,746)    (11,657)
                                                   ----------  ----------
Cash Flows From Financing Activities
  Proceeds from note payable                           14,980      30,000
                                                   ----------  ----------
  Net Cash Provided By Financing Activities            14,980      30,000
A                                                   ----------  ----------
Net change in cash                                      8,234      18,343
Cash at beginning of year                               9,051          87
                                                   ----------  ----------
Cash at end of period                              $   17,285  $   18,430
                                                   ==========  ==========








   The accompanying notes are an integral part of these financial statements.

                      ECHO RESOURCES, INC.
                 NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Echo Resources, Inc., ("Echo" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's financial statements filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2005 as reported in Form 10-KSB, have been omitted.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-QSB as well as our other SEC filings.

Overview

     The Company is a start-up, pre-exploration stage company and has not yet generated or realized any revenues from business operations. The Company's business strategy focuses on diamond and gold exploration and development of diamond and gold mines in Canada. The Company's auditors have issued a going concern opinion in our audited financial statements for the fiscal year ended December 31, 2005. This means that our auditors believe there is doubt that the Company can continue as an on-going business for the next twelve months unless it obtains additional capital to pay its bills. This is because the Company has not generated any revenues and no revenues are anticipated until it begins removing and selling minerals. Accordingly, we must raise cash from sources such as investments by others in the Company and through possible transactions with strategic or joint venture partners. In the event we raise cash, we will likely use such funds to meet our obligations pursuant to the Option Agreement, for additional exploration and to employ personnel. We do not plan to use any capital raised for the purchase or sale of any plant or significant equipment. The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing subsequently under the caption "Financial Statements."

     Comparison of Operating Results for the Quarter Ended March 31, 2006 to the Quarter Ended March 31, 2005.

Revenues

     There is no historical financial information about the Company upon which to base an evaluation of our performance. The Company did not generate any revenues from operations for the three months ended March 31, 2006, or 2005. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of its properties, and possible cost overruns due to price and cost increases in services.

     While the Company entered into an Option Agreement with Madison Explorations, Inc. to acquire a 20% interest in two claims in Saskatchewan which cover the Bulls-eye A/K/A "Herbert Anomaly" (the "Property") we have not realized any revenues from this Property to date nor do we expect to realize any revenue for two (2) years. We are seeking additional financing to fund 50% of the estimated work program on the Property in order to maintain our 20% interest in the Property pursuant to the Option Agreement.

Operating Expenses

     Operating expenses decreased by $4,911 from $11,657 for the three months ended March 31, 2005 to $6,746 for the three months ended March 31, 2006. The decrease in our net operating loss is due to decreased consulting, professional fees and shareholder service fees we incurred.

Interest Expense

     Interest expense for the three months ended March 31, 2006 and 2005 was $15,234 and $17,806, respectively.

Net Income/Loss

     Net loss decreased by $7,483 from net loss of $29,463 for the three months ended March 31, 2005 to a net loss of $21,980 for the three months ended March 31, 2006. The decrease in net operating loss is due to the decrease in general and administrative expenses, consulting fees, amortization of beneficial conversion feature for convertible notes and professional fees.

At March 31, 2006, our accumulated deficit was $501,797.

Assets and Liabilities

     Our total assets were $67,285 at March 31, 2006. Our assets consist primarily of our mining claim interest with a value of $50,000 and cash of $17,285 at March 31, 2006. The mining claim was paid for in March 2005 from part of the principal of the Convertible Note.

     Total Current Liabilities are $138,015 at March 31, 2006. Our notes payable are for $164,980. The notes were discounted by $164,980 for their beneficial conversion features. At March 31, 2006, $127,149 of the discount has been amortized.

     Financial Condition, Liquidity and Capital Resources At March 31, 2006, we had cash and cash equivalents of $17,285. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. We expect to continue to have minimal working capital or a working capital deficit as a result of our expected liabilities including our requirement to fund 50% of the exploration company's estimated work program beginning December 30, 2005 on the Properties to maintain our 20% interest. To date, we have not generated cash flow from operations. Consequently, we have been dependent upon a third party non-affiliate, Confederated Finance Corp. ("Confederated"), to fund our cash requirements. Specifically, we have entered into two Convertible Promissory Notes ("Notes") with Confederated for the principal sum or so much of the principal sum of Two Hundred Thousand Dollars ($200,000) as may from time to time have been advanced and be outstanding, together with accrued interest at the rate of 7% per annum. The entire unpaid balance of principal(subject to conversion of such principal as provided in the Note) and all accrued and unpaid interest shall be due and payable on the day prior to the first anniversary of the Effective Date of the Note.

     As of March 31, 2006, we had cash of $17,285, mining claim interest of $50,000, and a working capital deficit of $120,730. At March 31, 2006, we had no outstanding debt other than convertible notes payable to Confederated and accrued interest payable on the Notes. The Company will seek funds from possible strategic and joint venture partners and financing to cover any short term operating deficits and provide for long term working capital. No assurances can be given that the Company will successfully engage strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

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

Plan of Operation

     The Company's plan of operation through June 30, 2006 is to focus on diamond and gold exploration and development of diamond and gold mines in Canada. The Company anticipates conducting, through Madison, exploratory work on properties located in the Southern Mining District of Saskatchewan, Canada. This exploratory work will consist of geological mapping, geophysical survey, trenching, tunneling, drilling, geochemical analyses and property maintenance surveys on the Property presently licensed to Madison. The Company believes that the Madison operations in Canada will require approximately $220,000.00 USD for the "Bulls-Eye" a/k/a "Herbert Anomaly" during this period. The Company is working with Madison management to develop a budget that will project cash needs on a monthly basis. The Company also anticipates engaging appropriate consultants to undertake a portion of the exploratory work. The Company is seeking to raise capital to implement the Company's busine ss strategy. In the event additional capital is not raised, the Company may seek a merger, acquisition or outright sale.

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

     Loss per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the periods ended March 31, 2006 and 2005.

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


Item 3 - Controls and Procedures

     Our management, which includes our Chief Executive Officer who also serves as our principal financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") as of the end of the period covered by this report. Based upon that evaluation, our management has concluded that our disclosure controls and procedures are not effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended, because of adjustments required by our independent auditors, primarily in the area of notes payable. Specifically, our independent auditors identified deficiencies in our internal controls and disclosures related to the valuation and amortization of beneficial conversion features on our notes payable. We have made the necessary adjustments to our financial statements and footnote disclosures in our Interim Report on Form 10-QSB. We are in the process of improving our internal controls in an effort to remediate the deficiencies. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the end of the period covered by this report based on such evaluation.



                           PART II OTHER INFORMATION


Item 1   Legal Proceedings

     None.


Item 2 Changes in securities, use of proceeds and small business issuer of equity securities

     On March 31, 2006, Confederated advanced Echo $14,980 for an aggregate of $64,980 pursuant to the convertible promissory note dated September 15, 2005. As of March 31, 2006, $164,980 had been advanced to the Company. The note bears seven percent interest, is convertible at the lender's option at $2 per share, and is payable in one year.


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


        Echo Resources, Inc.


        By: /s/ Pieter DuRand
        ---------------------------
        Pieter DuRand
        Chief Executive Officer,
        President and Chairman of the Board*
        Date: May 22, 2006



-------------------
* Pieter DuRand has signed both on behalf of the registrant as a duly authorized officer and as the Registrant's principal accounting officer.