Form 10QSB
period 2006-06-30
ECHO RESOURCES INC.
filed 2006-08-14
CIK 1084899

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB


(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

Item 1   Legal Proceedings

Item 2 Changes in securities, use of proceeds and small business issuer of equity securities

Item 3   Defaults upon senior securities

Item 4   Submission of matters to a vote of security holders

Item 5   Other information

Item 6   Exhibits and reports on Form 8-K

                         PART I. - FINANCIAL INFORMATION



Item 1. Financial Statements





                          INDEX TO FINANCIAL STATEMENTS


Balance Sheets......................................................F-2

Statements of Operations............................................F-3

Statements of Cash Flows............................................F-4

Notes to Financial Statements.......................................F-5

                              ECHO RESOURCES, INC.
                                 BALANCE SHEETS
                                   (Unaudited)


                                                                June 30,         December 31,
                                                                   2006             2005
                                                               ----------        ----------

Assets
  Cash                                                          $   6,290        $    9,051
  Mining claim interest                                            50,000            50,000
                                                               ----------        ----------
         TOTAL ASSETS                                          $   56,290        $   59,051
                                                                =========        ==========
         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accrued interest                                             $   13,540        $    8,083
  Note payable                                                    147,763           114,698
                                                               ----------        ----------
         Total Current Liabilities                                161,303           122,781
                                                               ----------        ----------
Commitments and Contingencies                                           -                 -

Stockholders' Deficit
  Preferred stock, $.0001 par value, 10,000 shares
         authorized, no shares issued and outstanding                   -                 -
  Common stock, $.00005 par value, 49,990,000 shares
         authorized, 5,539,040 issued and outstanding                 277               277
  Additional paid-in capital                                      430,790           415,810
  Accumulated deficit                                            (536,080)         (479,817)
                                                               ----------        ----------
         Total Stockholders' Deficit                             (105,013)          (63,730)
                                                               ----------        ----------
         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT           $   56,290        $   59,051
                                                               ==========         ==========



         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                              ECHO RESOURCES, INC.
                            STATEMENTS OF OPERATIONS
                   Three and Six Months Ended June 30, 2006 and 2005
                                   (unaudited)


                                         Three Months               Six Months
                                      --------------------   ---------------------
                                         2006       2005       2006        2005
                                      ---------  ---------   ---------   ---------

General and administrative            $   5,389   $   4,086  $   6,135   $  12,196
Professional fees                         5,625       9,748     11,625      13,295
                                      ---------   ---------  ---------   ---------
         Net operating loss             (11,014)    (13,834)   (17,760)    (25,491)

Interest expense                        (23,269)    (27,932)   (38,503)    (45,738)
                                      ---------   ---------  ---------   ---------
NET LOSS                                (34,283)    (41,766)   (56,263)    (71,229)
                                      =========   =========  ==========  =========

Basic and diluted loss per share      $   (0.01)  $   (0.01) $    (0.01) $   (0.01)
                                      =========   =========  ==========  =========
Weighted average shares outstanding   5,539,040   5,539,040   5,539,040  5,539,040
                                      =========   =========  ==========  =========





         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                              ECHO RESOURCES, INC.
                            STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2006 and 2005
                                   (unaudited)


                                                         2006         2005
                                                      ---------    ---------


Cash Flows From Operating Activities
  Net loss                                           $ (56,263)   $  (71,229)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Amortization of beneficial conversion feature       33,065       43,203
    Changes in:
         Accounts payable                                    -       (4,596)
         Accrued interest expense                        5,457        2,535
                                                     ---------    ---------
  Net Cash Used In Operating Activities                (17,741)     (30,087)
                                                     ---------    ---------

Cash Flows From Financing Activities

  Proceeds from note payable                            14,980       30,000
                                                     ---------    ---------
  Net Cash Provided By Financing Activities             14,980       30,000
                                                     ---------    ---------
Net change in cash                                      (2,761)         (87)
Cash at beginning of year                                9,051           87
                                                     ---------    ---------
Cash at end of period                                $   6,290    $       -
                                                     =========    =========



         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                               ECHO RESOURCES, INC.

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

Comparison of Operating Results for the Quarter Ended June 30, 2006 to the Quarter Ended June 30, 2005

Revenues

     There is no historical financial information about the Company upon which to base an evaluation of our performance. The Company did not generate any revenues from operations for the three months ended June 30, 2006, or 2005. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of its properties, and possible cost overruns due to price and cost increases in services.

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

Operating Expenses

     Operating expenses decreased by $2,820 from $13,834 for the three months ended June 30, 2005 to $11,014 for the three months ended June 30, 2006. The decrease in our net operating loss is due to decreased consulting, professional fees and shareholder service fees we incurred for the three months ended June 30, 2006.

Interest Expense

     Interest expense for the three months ended June 30, 2006, and 2005 was $23,269 and $27,932 respectively. The decrease in our interest expense is due to the amortization of the beneficial conversion feature of the convertible promissory note entered into with Confederated Finance Corp. ("Convertible Note").

Net Loss

     Net loss decreased by $7,483 from net loss of $41,766 for the three months ended June 30, 2005 to a net loss of $34,283 for the three months ended June 30, 2006. The decrease in net operating loss is due to the decrease in general and administrative expenses, consulting fees, amortization of beneficial conversion feature for convertible notes and professional fees.

At June 30, 2006, our accumulated deficit was $536,080.

Comparison of Operating Results for the Six Months Ended June 30, 2006 to The Six Months Ended June 30, 2005

Revenues

     There is no historical financial information about the Company upon which to base an evaluation of our performance. The Company did not generate any revenues from operations for the six months ended June 30, 2006, or 2005. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of its properties, and possible cost overruns due to price and cost increases in services.

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

Operating Expenses

     Operating expenses decreased by $7,731 from $25,491 for the six months ended June 30, 2005 to $17,760 for the six months ended June 30, 2006. The decrease in our net operating loss is due to decreased consulting, professional fees and shareholder service fees we incurred for the six months ended June 30, 2006.

Interest Expense

     Interest expense for the six months ended June 30, 2006, and 2005 was $38,503 and $45,738 respectively. The decrease in our interest expense is due to the amortization of the beneficial conversion feature of the convertible promissory note entered into with Confederated Finance Corp. ("Convertible Note").

Net Loss

     Net loss decreased by $14,966 from net loss of $71,229 for the six months ended June 30, 2005 to a net loss of $56,263 for the six months ended June 30, 2006. The decrease in net operating loss is due to the decrease in general and administrative expenses, consulting fees, amortization of beneficial conversion feature for convertible notes and professional fees.

At June 30, 2006, our accumulated deficit was $536,080.

Financial Condition, Liquidity and Capital Resources

     At June 30, 2006 and December 31, 2005, we had cash and cash equivalents of $6,290 and $9,051, respectively. Our working capital is presently minimal and there can be noassurance that our financial condition will improve. We expect to continue to have minimal working capital or a working capital deficit as a result of our expected liabilities including our requirement to fund 50% of the exploration company's estimated work program that began September 30, 2005 on the Properties to maintain our 20% interest. For the three months ended June 30, 2006, we have not generated cash flow from operations. Consequently, we have been dependent upon a third party non-affiliate, Confederated Finance Corp. ("Confederated"), to fund our cash requirements. Specifically, we entered into a Convertible Promissory Note ("Note") with Confederated for the principal sum or so much of the principal sum of One Hundred Thousand Dollars ($100,000) as may from time to time have been advanced and be outstanding, together with accrued interest at the rate of 7% per annum. The entire unpaid balance of principal (subject to conversion of such principal as provided in the Note) and all accrued and unpaid interest shall be due and payable on the day prior to the first anniversary of the Effective Date of the Note.

     As of June 30, 2006, we had cash of $6,290, mining claim interest of $50,000 and a working capital deficit of $155,013. At June 30, 2006, we had no outstanding debt other than ordinary note payable to Confederated in connection with accrued interest payable on the Note and accounts payable of $0. The Company will seek funds from possible strategic and joint venture partners and financing to cover any short term operating deficits and provide for long term working capital. No assurances can be given that the Company will successfully engage strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

No trends have been identified which would materially increase or decrease our results of operations or liquidity.

     We have short-term liquidity problems that will be addressed by the Convertible Note, which we have a balance of $35,000 to draw for working capital. For long-term liquidity, we believe that we will need to raise additional capital to remain an ongoing concern; however, as stated above no commitments have been made as of this date.

Plan of Operation

     The Company's plan of operation through December 31, 2006 is to focus on diamond and gold exploration and development of diamond and gold mines in Canada. The Company anticipates conducting, through Madison, exploratory work on properties located in the Southern Mining District of Saskatchewan, Canada. This exploratory work will consist of geological mapping, geophysical survey, trenching, tunneling, drilling, geochemical analyses and property maintenance surveys on the Property presently licensed to Madison. The Company believes that the Madison operations in Canada will require approximately $220,000.00 USD for the "Bulls-Eye" a/k/a "Herbert Anomaly" during this period. The Company is working with Madison management to develop a budget that will project cash needs on a monthly basis. The Company also anticipates engaging appropriate consultants to undertake a portion of the exploratory work. The Company is seeking to raise capital to implement the Company's business strategy. In the event additional capital is not raised, the Company may seek a merger, acquisition or outright sale.

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

     Loss per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the periods ended June 30, 2006 and 2005.

Going Concern

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


                              Echo Resources, Inc.


                                          By: s/ Pieter DuRand
                                            ---------------------------
                                          Pieter DuRand
                                          Chief Executive Officer,
                                          President and Chairman of the Board*
Date: August 14, 2006
-------------------
* Pieter DuRand has signed both on behalf of the registrant as a duly authorized officer and as the Registrant's principal accounting officer.