Form 10QSB
period 2006-09-30
ECHO RESOURCES INC.
filed 2006-11-17
CIK 1084899

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB


(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006


[_] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from ______________ to _____________


Commission file number 000-26703


                              ECHO RESOURCES, INC.
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


    Delaware                         000-26703               98-0206030
----------------------------        ------------        -----------------------
(State or other jurisdiction       (Commission          (IRS Employer
of incorporation)                   file number)          Identification No.)


500 Australian Avenue South, Suite 700
West Palm Beach FL                                      33401
----------------------------------------            -------------------
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


As of October 18, 2006, there were approximately 5,539,040 shares of the Issuer's common stock, par value $0.00005 per share outstanding.



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

Item 1   Legal Proceedings

Item 2 Changes in securities, use of proceeds and small business issuer of equity securities

Item 3   Defaults upon senior securities

Item 4   Submission of matters to a vote of security holders

Item 5   Other information

Item 6   Exhibits and reports on Form 8-K

                         PART I. - FINANCIAL INFORMATION


Item 1. Financial Statements





                          INDEX TO FINANCIAL STATEMENTS


Balance Sheets..............................................................F-2

Statements of Operations....................................................F-3

Statements of Cash Flows....................................................F-4

Notes to Financial Statement................................................F-5

                              ECHO RESOURCES, INC.
                                 BALANCE SHEETS
                                   (unaudited)



                                                                September 30,   December 31,
                                                                   2006            2005
                                                                -------------   ------------

Assets

  Cash                                                          $      19,678   $      9,051
  Mining claim interest                                                50,000         50,000
                                                                -------------   ------------
          TOTAL ASSETS                                          $      69,678   $     59,051
                                                                =============   ============

         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accrued expenses                                              $      17,204   $      8,083
  Notes payable                                                       165,397        114,698
                                                                -------------   ------------
         Total Current Liabilities                                     182,601       122,781
                                                                -------------   ------------
Commitments and Contingencies                                               -              -

Stockholders' Deficit
  Preferred stock, $.0001 par value, 10,000 shares
         authorized, no shares issued and outstanding                       -              -
    Common stock, $.00005 par value, 49,990,000 shares
         authorized, 5,539,040 issued and outstanding                     277            277
  Additional paid in capital                                          445,790        415,810
  Accumulated deficit                                                (558,990)      (479,817)
                                                                -------------   ------------
         Total Stockholders' Deficit                                 (112,923)       (63,730)
                                                                -------------   ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT            $      69,678   $     59,051
                                                                =============   ============


     The accompanying notes are an integral part of the financial statements

                              ECHO RESOURCES, INC.
                            STATEMENTS OF OPERATIONS
               Three and Nine Months Ended September 30, 2006 and 2005
                                   (unaudited)


                                                  Three Months           Nine Months
                                             ---------------------   --------------------
                                                 2006       2005       2006       2005
                                             ----------  ---------   ---------  ---------

General and administrative                   $    1,607   $     316  $   7,742  $  12,512
Professional fees                                     -       5,500     11,625     18,795
                                             ----------   ---------  ---------  ---------

         Net operating loss                     (1,607)     (5,816)    (19,367)   (31,307)

Interest expense                               (21,303)    (45,975)    (59,806)   (91,713)
                                            ----------   ---------   ---------  ---------

NET LOSS                                    $  (22,910)  $ (51,791)  $ (79,173) $(123,020)
                                            ==========   =========   =========  =========

Basic and diluted loss per share            $    (0.00)  $   (0.01)  $   (0.01) $   (0.02)
                                            ==========   =========   =========  =========

Weighted average shares outstanding          5,539,040   5,539,040   5,539,040  5,539,040
                                            ==========   =========   =========  =========




     The accompanying notes are an integral part of the financial statements

                              ECHO RESOURCES, INC.
                            STATEMENTS OF CASH FLOWS
                   Nine Months Ended September 30, 2006 and 2005
                                   (unaudited)


                                                                   2006            2005
                                                                -------------   ------------
Cash Flows From Operating Activities

  Net Loss                                                      $     (79,173)  $   (123,020)
  Adjustments to reconcile net loss to net cash

    used in operating activities:

    Amortization of beneficial conversion feature                      50,699         87,223
    Changes in:
         Accounts payable                                                   -         (4,596)
         Accrued interest expense                                       9,121          4,316
                                                                -------------   ------------

  Net Cash Used In Operating Activities                               (19,353)       (36,077)
                                                                -------------   ------------

Cash Flows From Investing Activities
     Investment in mining claim interest                                    -        (50,000)
                                                                -------------   ------------
Cash Flows From Financing Activities
  Proceeds from note payable                                           29,980        100,000
                                                                -------------   ------------

Net change in cash                                                     10,627         13,923

Cash at beginning of year                                               9,051             87
                                                                -------------   ------------
Cash at end of period                                           $      19,678   $     14,010
                                                                =============   ============

Supplemental Disclosures
   Interest paid                                                            -              -
                                                                =============   ============
   Income taxes paid                                                        -              -
                                                                =============   ============



     The accompanying notes are an integral part of the financial statements

                              ECHO RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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


Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, Echo has recurring net losses and has an accumulated deficit of $558,990 as of September 30, 2006. These conditions create an uncertainty as to Echo's ability to continue as a going concern. Management is trying to raise additional capital through sales of its common stock as well as seeking financing from third parties and sale or merger opportunities. The financial statements do not include any adjustments that might be necessary if Echo is unable to continue as a going concern.


NOTE 3 - NOTES PAYABLE

In September 2004, Echo issued a convertible promissory note to allow advances up to $100,000. As of September 30, 2005, $100,000 had been advanced to the company. The note bears interest at 7% annually, is convertible at the lender's option at $2 per share, and is payable in one year, which has been extended to September 15, 2007.

                              ECHO RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 3 - NOTES PAYABLE (Continued)

The note has been discounted for its beneficial conversion feature, which will be amortized over the life of the note. A summary of the notes is as follows:

                                                   Notes Payable
                                                   -------------
          Gross proceeds from notes                $     100,000
          Less: Beneficial conversion feature           (100,000)
          Add: Amortization of discount                  100,000
                                                   -------------
        Value of note on September 30, 2006        $     100,000
                                                   =============

In September 2005, Echo issued another convertible promissory note with exactly the same terms as the first note, principal up to $100,000, interest at 7% annually, maturity in one year and is convertible at the lenders option at $2 per share. At September 30, 2006, $80,000 had been advanced under this note and the note has also been extended to September 15, 2007.


The second note has been discounted for its beneficial conversion feature, which will be amortized over the life of the note. A summary of the notes is as follows:

                                                   Notes Payable
                                                   -------------
          Gross proceeds from notes                $      80,000
          Less: Beneficial conversion feature            (80,000)
          Add: Amortization of discount                   65,397
                                                   -------------

            Value of note on September 30, 2006    $      65,397
                                                   =============






                [Balance of this page intentionally left blank.]

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-QSB as well as our other SEC filings.

Overview

     We are a start-up, pre-exploration stage company and have not yet generated or realized any revenues from business operations. The Company's business strategy focuses on diamond and gold exploration and development of diamond and gold mines in Canada. Because of these factors, there is doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay its bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources such as investments by others in the Company and through possible transactions with strategic or joint venture partners. In the event we raise cash, we will likely use such funds to meet our obligations pursuant to the Option Agreement, for additional exploration and to employ personnel. We do not plan to use any capital raised for the purchase or sale of any plant or significant equipment. The following discussion and analysis should be read in conjunction with the financial statements of Echo and the accompanying notes appearing subsequently under the caption "Financial Statements." Echo is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of its properties, and possible cost overruns due to price and cost increases in services.

Comparison of Operating Results for the Quarter Ended September 30, 2006 to the Quarter Ended September 30, 2005

Revenues

     There is no historical financial information about Echo upon which to base an evaluation of our performance. Echo did not generate any revenues from operations for the three months ended September 30, 2006, or 2005. Accordingly, comparisons with prior periods are not meaningful.

     While Echo entered into an Option Agreement with Madison Explorations, Inc. to acquire a 20% interest in two claims in Saskatchewan which cover the Bulls-eye A/K/A "Herbert Anomaly" (the "Property"), we have not realized any revenues from this Property to date nor do we expect to realize any revenue for two (2) years. We are seeking additional financing to fund 50% of the estimated work program on the Property in order to maintain our 20% interest in the Property pursuant to the Option Agreement.

Operating Expenses

     Operating expenses decreased by $4,209 from $5,816 for the three months ended September 30, 2005 to $1,607 for the three months ended September 30, 2006. The decrease in our net operating loss is due to decreased consulting, professional fees and shareholder service fees we incurred for the three months ended September 30, 2006.

Interest Expense

     Interest expense for the three months ended September 30, 2006 and 2005 was $21,303 and $45,975 respectively. The decrease in our interest expense is due to the amortization of the beneficial conversion feature of the convertible promissory note entered into with Confederated Finance Corp. ("Convertible Note").

Net Income/Loss

     Net loss decreased by $28,881 from net loss of $51,791 for the three months ended September 30, 2005 to a net loss of $22,910 for the three months ended September 30, 2006. The decrease in net operating loss is due to a decrease in general and administrative expenses, consulting fees, amortization of beneficial conversion feature for convertible notes and professional fees.

Comparison of Operating Results for the Nine Months Ended September 30, 2006 to the Nine Months Ended September 30, 2005

Revenues

     There is no historical financial information about the Company upon which to base an evaluation of our performance. The Company did not generate any revenues from operations for the nine months ended September 30, 2006, or 2005. Accordingly, comparisons with prior periods are not meaningful.

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

Operating Expenses

     Operating expenses decreased by $11,940 from $31,307 for the nine months ended September 30, 2005 to $19,367 for the nine months ended September 30, 2006. The decrease in our net operating loss is due to decreased consulting, professional fees and shareholder service fees we incurred for the nine months ended September 30, 2006.

Interest Expense

     Interest expense for the nine months ended September 30, 2006 and 2005 was $59,806 and $91,713 respectively. The decrease in our interest expense is due to the amortization of the beneficial conversion feature of the convertible promissory note entered into with Confederated Finance Corp. ("Convertible Note").

Net Income/Loss

     Net loss decreased by $43,847 from net loss of $123,020 for the nine months ended September 30, 2005 to a net loss of $79,173 for the nine months ended September 30, 2006. The decrease in net operating loss is due to the decrease in general and administrative expenses, consulting fees, amortization of beneficial conversion feature for convertible notes and professional fees.

At September 30, 2006, our accumulated deficit was $558,990.

Assets and Liabilities

     Our total assets were $69,678 at September 30, 2006. Our assets consist of our mining claim interest with a value of $50,000 and cash of $19,678 at September 30, 2006. The mining claim was paid for in September 2005 from part of the principal of the Convertible Note.

     Total Current Liabilities are $182,601 and $107,397 at September 30, 2006 and 2005, respectively. Our notes payable is to Confederated Finance Corp. for $180,000. The notes have been discounted by $180,000 for its beneficial conversion feature which is amortized over the life of the note. At September 30, 2006, $165,397 of the discounts have been amortized.

Financial Condition, Liquidity and Capital Resources

     At September 30, 2006 and 2005, we had cash and cash equivalents of $19,678 and $14,010, respectively. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. We expect to continue to have minimal working capital and a working capital deficit as a result of our expected liabilities including our requirement to fund 50% of the exploration company's estimated work program beginning September 30, 2006 on the Properties to maintain our 20% interest. For the three months ended September 30, 2006, we have not generated cash flow from operations. Consequently, we have been dependent upon a third party non affiliate, Confederated Finance Corp. ("Confederated"), to fund our cash requirements. Specifically, we entered into a Convertible Promissory Note ("Note") with Confederated for the principal sum or so much of the principal sum of One Hundred Thousand Dollars ($100,000) as may from time to time have been advanced and be outstanding, together with accrued interest at the rate of 7% per annum. The entire unpaid balance of principal (subject to conversion of such principal as provided in the Note) and all accrued and unpaid interest shall be due and payable on the day prior to the first anniversary of the Effective Date of the Note.

     As of September 30, 2006, we had cash of $19,678, mining claim interest of $50,000, and a working capital deficit of $112,923. At September 30, 2006, we had no outstanding debt other than ordinary notes payable to Confederated with accrued interest payable on the notes and accounts payable of $17,204. The Company will seek funds from possible strategic and joint venture partners and financing to cover any short term operating deficits and provide for long term working capital. No assurances can be given that the Company will successfully engage strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity or other means.

No trends have been identified which would materially increase or decrease our results of operations or liquidity.

     We have short-term liquidity problems that will be addressed by the Convertible Note, which we have a balance of $20,000 to draw for working capital. For long-term liquidity, we believe that we will need to raise additional capital to remain an ongoing concern; however, as stated above, no commitments have been made as of this date.

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

     Loss per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the periods ended September 30, 2006 and 2005.

     Going Concern: The Company has suffered recurring losses from operations and is in serious need of additional financing. These factors among others indicate that the Company may be unable to continue as a going concern, particularly in the event that it cannot obtain additional financing or, in the alternative, effect a merger or acquisition. The Company's continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

Item 3 - Controls and Procedures

     Our management, which includes our Chief Executive Officer who also serves as our principal financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") as of the end of the period covered by this report. Based upon that evaluation, our management has concluded that our disclosure controls and procedures are not effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended, because of adjustments required by our independent auditors, primarily in the area of notes payable and the associated beneficial conversion feature. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(F) and 15d-15(f) under the 1934 Act) during the period ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.



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

Date: November 17, 2006
-------------------



* Pieter DuRand has signed both on behalf of the registrant as a duly authorized officer and as the Registrant's principal accounting officer.