Form 10KSB
period 2006-12-31
ECHO RESOURCES INC.
filed 2007-04-10
CIK 1084899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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



     State issuer's revenues for its most recent fiscal year ended December 31, 2006: $0.



     Of the 5,539,040 shares of voting stock of the registrant issued and outstanding as of March 24, 2007, 552,046 shares were held by non-affiliates. The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing bid price of its Common Stock as reported on the OTC Bulletin Board on March 26, 2007: US $2,263,389.



     Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

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

     Unless the context indicates otherwise, references hereinafter to the "Company", "we", "us" or "Echo" include Echo Resources, Inc., a Delaware corporation. Our principal place of business is 500 Australian Avenue, Suite 700, West Palm Beach, Florida 33401, and our telephone number at that address is
(561) 651-4146.

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

     There are abundant kimberlite indicator minerals occurring only about 80km south of this anomaly. Furthermore, the anomaly is situated on the north flank of easterly draining pre- glacial Swift Current Valley, which would have caused an eastward dispersion of indicators. These minerals would have been picked up in the basal glacial till and might account for some of the abundance's of indicators observed in the south. Interpretation of the available data has not yet been completed but it is evident that the Herbert Anomaly represents a number of potential exploration targets.

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

Employees

     As of December 31, 2006 and March 24, 2007, we do not have any employees. We anticipate hiring employees over the next twelve months if we are successful in implementing our plan of operations. Presently, the Company does not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, the Company may adopt such plans in the future.

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


Item 2. Description of Property

     The Company's current mailing address is 500 Australian Avenue South, Suite 700 West Palm Beach, Florida 33401. The property consists of approximately 200 square feet of finished office space. Other than this mailing address, we do not currently maintain any other office facilities. We pay no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of our shareholder. We believe that the foregoing space is adequate to meet our current needs and anticipate moving our offices during the next twelve (12) months if we are able to execute our business plan.

     The Bronco Target is in the Southern Mining District of Saskatchewan on NTS map area 72-J- 05. The legal descriptions of the three (3) claims that make up the Bronco Target are: Claim S- 13774, The North Half of Section 7, the North Half of Section 8, The North Half of Section 9 and all of Sections 16, 17, and 18, Township 3, Range 9, West of the Third Meridian; Claim S- 137775, All of
Section 19, Township 3, Range 9, West of the Third Meridian; Claim S-137776, The North Half of Section 10, the North Half of Section 11, the North Half of
Section 12 and all of Sections 13, 14 and 15, Township 3, Range 10, West of the Third Meridian.


Item 3. Legal Proceedings

     There are no material legal proceedings to which we (or any of our officers and directors in their capacities as such) are a party or to which our property is subject and no such material proceedings are known by our management to be contemplated.

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of our shareholders, through the solicitation of proxies or otherwise during the fourth quarter of our fiscal year ended December 31, 2006, covered by this report.



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

         Year 2005                  High    Low
         --------------             ------  -------
         First Quarter              5.15    4.60
         Second Quarter             6.05    4.65
         Third Quarter              6.12    4.01
         Fourth Quarter             5.25    3.75

         Year 2006                  High    Low
         --------------             ------  -------
         First Quarter              4.30    4.00
         Second Quarter             4.60    4.25
         Third Quarter              4.75    4.45
         Fourth Quarter             4.90    4.65

     (b) Holders.  As of March 24, 2007,  there were  approximately  two hundred
(200) holders of record of our common stock.

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

Operating Expenses

     Operating expenses decreased by $4,764 from $36,266 for the year ended December 31, 2005 to $31,502 for the year ended December 31, 2006. The decrease in our net operating loss is due to the a decrease in professional fees.

Interest Expense

     Interest expense for the years ended December 31, 2006 and 2005 were $47,948 and $106,963. The decrease in our interest expense is due to the interest payable pursuant to the convertible promissory notes entered into with Confederated Finance Corp. ("Convertible Note") and the lower amortization of the beneficial conversion feature discount of these notes.

Net Income/Loss

     Net loss decreased $63,779 from net operating loss of $143,229 for the year ended December 31, 2005 to a net operating loss of $79,450 for the year ended December 31, 2006. The decrease in net operating loss is due to the lower amortization of the beneficial conversion feature discount of the notes payable.

     As of December 31, 2006, our accumulated deficit was $531,658.

Assets and Liabilities

     Our total assets were $57,549 as of December 31, 2006. Our assets consisted primarily of cash of $7,500 and our mining claim interest with a value of $50,000, respectively. The mining claim was paid from part of the principal of the Convertible Note.

     Total Current Liabilities as of December 31, 2005 were $173,120. Our notes payable are to Confederated Finance Corp. for $165,000. The notes have been discounted by $165,000 for their beneficial conversion feature which is amortized over the life of the notes. As of December 31, 2005, $154,192 of the discount has been amortized.

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

Financial Condition, Liquidity and Capital Resources

     At December 31, 2006, we had cash and cash equivalents of $7,549. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. We expect to continue to have minimal working capital or a working capital deficit as a result of our current liabilities.

     For the year ended December 31, 2006, we have not generated cash flow from operations. Consequently, we have been dependent upon a third party non-affiliate, Confederated Finance Corp. ("Confederated"), to fund our cash requirements. Specifically, we entered into a Convertible Promissory Note ("Note") with Confederated for the principal sum or so much of the principal sum of One Hundred Thousand Dollars ($100,000) and a sec note in the principal sum of Sixty-Five Thousand Dollars, ($65,000), as may from time to time have been advanced and be outstanding, together with accrued interest at the rate of 7% per annum. The entire unpaid balance of principal (subject to conversion of such principal as provided in the Note) and all accrued and unpaid interest shall be due and payable on the day prior to the first anniversary of the Effective Date of the Note.

     As of December 31, 2006, we had cash of $7,549 and a working capital deficit of $165,571. As of December 31, 2006, we had no outstanding debt other than ordinary notes payable to Confederated in connection with accrued interest payable on the Notes. The Company will seek funds from possible strategic and joint venture partners and financing to cover any short term operating deficits and provide for long term working capital. No assurances can be given that the Company will successfully engage strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

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

     The only significant cash transaction other than that generated and used in operations has been that we raised $15,000 by executing a Convertible Promissory Note to Confederated Finance Corp. for the period ended December 31, 2006.

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

     The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have a stockholders deficit of $531,658 at December 31, 2006 and net losses from operations of $79,450 and $143,229, respectively, for the years ended December 31, 2006 and 2005. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

     Loss per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti- dilutive for the periods ended December 31, 2005 and 2004.

Off-Balance Sheet Arrangements

     We have not entered into any off-balance sheet arrangements. We do not anticipate entering into any off-balance sheet arrangements during the next 12 months.

Item 7.  Financial Statements

     Our financial statements have been examined to the extent indicated in their reports by Pollard-Kelley Auditing Services, Inc. For the year ended December 31, 2006 and Malone & Bailey, PC for the year ended December 31, 2005 and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission and are included herein, on Page F-1 hereof in response to Part F/S of this Form 10-KSB.


Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     During 2006 we changed auditors from Malone & Bailey to Pollard-Kelley Auditing Services, Inc..


Item 8A. Controls and Procedures

     In order to ensure that the information that we must disclose in our filings with the Commission is recorded, processed, summarized, and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive and financial officer has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2006. Based on such evaluation, he concluded that, as of December 31, 2006, our disclosure controls and procedures were not effective, because we failed to timely write off an impaired lease deposit and we failed to timely record accrued interest expense.

     There has been no change in our internal control over financial reporting during 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     (a) Set forth below is the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name              Age      Position(s) with Company
--------------    ---      ---------------------------------------
Pieter DuRand      40      Chief Executive Officer, President, Secretary
                            and Director

Business Experience

     Pieter DuRand, age 40, is a citizen and resident of South Africa. During the past five (5) years he has served as an advisor and a business consultant individually and as a representative of other companies to both private and public companies. Consulting work has been in the field of oil and gas exploration as well as advising and consulting on promotion of various unrelated products in Europe and Africa. He served as an interim Director of Medical Makeover Corporation of America, a Delaware corporation, from February 10, 2004 to March 10, 2004. Mr. DuRand became a Director of the Company on June 30, 2004 and has continued to serve as such since.

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


Item 10. Executive Compensation

The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, during the fiscal year ended December 31, 2006 to the Company's President and highest paid executive officers. No restricted stock awards, long- term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years.

                           SUMMARY COMPENSATION TABLE
                                                           Long Term Compensation
                         Annual Compensation                       Awards            Payouts
                        --------------------              -----------------------  -------------
                                             Other        Restricted  Securities   LTIP     All
Name and                                     Annual         Stock     Underlying   Pay-     Other
Principal         Year    Salary    Bonus    Compen-      Award(s)    Options/     outs     Compen-
Position (1)              ($)       ($)      sation ($)   ($)         SARs  (f)             sation ($)
----------------- ------  --------  -------- ------------ ----------  ------------ -------- ----------

Pieter DuRand,    2006    $9,000     0        0            0           0            0        0
CEO & President


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

Stock Option and Stock Appreciation Rights.

     We do not currently have a Stock Option or Stock Appreciation Rights Plan. No stock options or stock appreciation rights were awarded during the fiscal year ended December 31, 2006, or the period ending on the date of this Report.

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

                                  Common Stock
                               Beneficially Owned
                         ------------------------------

Name and Address             Title of Class     Number      Percent
-------------------------------------------------------------------------------
Gala Enterprises Ltd.
102 Van Riebeeck St
Potchefstroom, South Africa    Common         3,000,000      54.2

All Executive Officers and
Directors as a Group           Common         3,000,000      54.2%
(One (1) person)
---------------------------------------------------------------------
* Less than 1%.

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 24, 2007. As of March 24, 2007, there were 5,539,040 shares of our common stock issued and outstanding.

(2) Pieter DuRand holds 3,000,000 shares of our common stock through Gala Enterprises Ltd., a foreign corporation, that is owned by Mr. DuRand.

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table sets forth information as of December 31, 2006, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance, aggregated as follows:

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

     (b) Reports on Form 8-K

     During the last quarter of the fiscal year ended December 31, 2006, we did not file any reports on Form 8-K.


ITEM 14. PRINCIPLE ACCOUNTANT FEES AND SERVICES

     Audit Fees. The aggregate fees billed for professional services rendered was $6,625 and $7,500 for the audit of our annual financial statements for the fiscal year ended December 31, 2005 and the reviews of the financial statements included in our Forms 10-QSB for those fiscal years.

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

     All Other Fees. Other than the services described above, the aggregate fees billed for services rendered by the principal accountant was $0 and $0, respectively, for the fiscal years ended December 31, 2006.

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

     The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees". The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended December 31, 2006 with management and the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended December 31, 2006, for filing with the Securities and Exchange Commission. The Board also approved the reappointment of Pollard-Kelley Auditing Services, Inc. as independent auditors.







                [Balance of this page intentionally left blank.]

                                   SIGNATURES

     In accordance with the Exchange Act, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.


                              Echo Resources, Inc.
                    ----------------------------------------
                                  (Registrant)

Date: March 29, 2007



                              By: /s/ PIETER DURAND
                             ---------------------------------
                             Pieter DuRand, President and Director


     Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                            Title                            Date

/s/ PIETER DURAND
-------------------------
Pieter DuRand                CEO, President & Director           March 29, 2007

                              ECHO RESOURCES, INC.

                                   FORM 10-KSB


                          INDEX TO FINANCIAL STATEMENTS


Reports of Independent Registered Public Accounting Firms ...................F-2

Balance Sheet................................................................F-4

Statements of Operations.....................................................F-5

Statements of Stockholders' Equity...........................................F-6

Statements of Cash Flows.....................................................F-7

Notes to Financial Statement.................................................F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
Echo Resources, Inc.
West Palm Beach, Florida

We have audited the accompanying balance sheet of Echo Resources, Inc., as of December 31, 2006, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Echo Resources, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the year in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

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


                                      /s/ Pollard-Kelley Auditing Services, Inc.
                                          Pollard-Kelley Auditing Services, Inc.
Fairlawn, Ohio
March 29, 2007

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
Echo Resources, Inc.
West Palm Beach, Florida

We have audited the statements of operations , stockholders' equity (deficit) and cash flows for the year in the period ended December 31, 2005, of Echo Resources, Inc. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, of Echo Resources, Inc., present fairly, in all material respects, the results of its operations and its cash flows for the year in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

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


                                                         /s/ Malone & Bailey, PC
                                                             Malone & Bailey, PC
Houston, Texas
April 12, 2006

                              ECHO RESOURCES, INC.
                                  Balance Sheet

                                                                        December 31, 2006
                                                                        -----------------
              ASSETS
CURRENT ASSETS
  Cash                                                                  $           7,549
  Accounts receivable                                                                   0
                                                                        -----------------
          Total current assets                                                      7,549
                                                                        -----------------
OTHER ASSETS
   Mining claim interest                                                           50,000
                                                                        -----------------
          Total other assets                                                       50,000
                                                                        -----------------
Total Assets                                                            $          57,549
                                                                        =================
       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable
     Accrued interest                                                   $          18,928
     Note payable                                                                 154,192
                                                                        -----------------
          Total current liabilities                                               173,120
                                                                        -----------------
Total Liabilities                                                                 173,120
                                                                        -----------------
STOCKHOLDERS' EQUITY
  Preferred stock, $0.0001 par value, 10,000 shares authorized,
      0 issued and outstanding 0
  Common stock, $0.00005 par value, authorized 49,990,000 shares;
      5,539,040 issued and outstanding                                                277
  Additional paid-in capital                                                      415,810
  Deficit accumulated during the development stage                               (531,658)
                                                                        -----------------
          Total stockholders' equity                                             (115,571)
                                                                        -----------------
Total Liabilities and  Stockholders' Equity                             $          57,549
                                                                        =================



     The accompanying notes are an integral part of the financial statements

                              ECHO RESOURCES, INC.
                            Statements of Operations
                           The Year Ended December 31,

                                                                     2006              2005
                                                             -----------------  -----------------
REVENUES                                                     $               0  $               0
                                                             -----------------  -----------------

OPERATING EXPENSES:
   General and administrative expenses                                  17,377             15,801
   Services                                                             14,125             20,465
                                                             -----------------  -----------------

          Total expenses                                                31,502             36,266

Interest expense                                                        47,948            106,963
                                                             -----------------  -----------------

Net income (loss)                                            $         (79,450) $        (143,229)
                                                             =================  =================

Income (loss) per weighted average common share              $           (0.01) $           (0.01)
                                                             =================  =================

Number of weighted average common shares outstanding                 5,539,040          5,539,040
                                                             =================  =================













     The accompanying notes are an integral part of the financial statements

                              ECHO RESOURCES, INC.
                   Statement of Stockholders' Equity (Deficit)



                                                                                   Deficit
                                                                                 Accumulated
                                                                   Additional     During the       Total
                                          Number of     Common       Paid-in     Development   Stockholders'
                                           Shares        Stock       Capital        Stage          Equity
                                         ------------ ----------- ------------- ------------- --------------

BEGINNING BALANCE, January 1, 2005          5,539,040 $       277 $     415,810 $    (308,979)$      107,108

Net loss                                            0           0             0      (143,229)      (143,229)
                                         ------------ ----------- ------------- ------------- --------------

BALANCE, December 31, 2005                  5,539,040         277       415,810      (452,208)       (36,121)
Net loss                                            0           0             0       (79,450)       (79,450)
                                         ------------ ----------- ------------- ------------- --------------

BALANCE, December 31, 2006                  5,539,040 $       277 $     415,810 $    (531,658)$     (115,571)
                                         ============ =========== ============= ============= ==============

























     The accompanying notes are an integral part of the financial statements

                              ECHO RESOURCES, INC.
                            Statements of Cash Flows
                         For the Year Ended December 31,


                                                                                 2005                  2004
                                                                          -------------------  --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                               $          (79,450)  $           (143,229)

Adjustments to reconcile net loss to net cash used by operating activities:

   Amortization of beneficial conversion feature discount                              46,097                99,912

Changes in operating assets and liabilities
   Increase (decrease) in accounts payable - trade                                          0                (4,596)
   Increase (decrease) in accrued liabilities                                          10,815                 6,877
                                                                          -------------------  --------------------

Net cash provided (used) by operating activities                                      (22,538)              (41,036)
                                                                          -------------------  --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Deposit on options                                                                       0               (50,000)
                                                                          -------------------  --------------------

Net cash provided (used) by investing activities                                            0               (50,000)
                                                                          -------------------  --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from stockholder loan payable                                                   0                     0
   Proceeds from note payable                                                          30,000               100,000
                                                                          -------------------  --------------------

Net cash provided by financing activities                                              30,000               100,000
                                                                          -------------------  --------------------

Net increase (decrease) in cash                                                         7,462                 8,964
                                                                          -------------------  --------------------

CASH, beginning of period                                                                  87                    87
                                                                          -------------------  --------------------

CASH, end of period                                                       $             7,549  $              9,051
                                                                          ===================  ====================



     The accompanying notes are an integral part of the financial statements

                              ECHO RESOURCES, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying audited financial statements of Echo Resources, Inc., (Echo or the Company)have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's financial statements filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations have been reflected herein.


NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $531,700 accumulated through December 31, 2006. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to begin its planned operations


NOTE 3 - NOTES PAYABLE

In September 2004, Echo issued a convertible promissory note to allow advances up to $100,000. As of September 30, 2005, $100,000 had been advanced to the company. The note bears seven percent interest, is convertible at the lender's option at $2 per share, and is payable in one year. The lender has agreed to extend the maturity date for an additional year, to September 2007. The note has been discounted for its beneficial conversion feature, which will be amortized over the life of the note. A summary of the notes is as follows:

                                  Notes Payable
                                  -------------
          Gross proceeds from notes                $     100,000
          Less: Beneficial conversion feature           (100,000)
          Add: Amortization of discount                  100,000
                                                   -------------
        Value of note on December 31, 2006         $     100,000
                                                   =============

In September 2005, the Company issued another convertible promissory note with exactly the same terms as the first note, principal up to $100,000, interest at 7%, maturity in one year and convertible at the lenders option at $2 per share. At December 31, 2006, $65,000 had been advanced under this note. The note was due September 30, 2006 and no extension of the due date has been received.

The second note has been discounted for its beneficial conversion feature, which will be amortized over the life of the note. A summary of the notes is as follows:

                                  Notes Payable
                                  -------------
          Gross proceeds from notes                $      65,000
          Less: Beneficial conversion feature            (65,000)
          Add: Amortization of discount                   54,192
                                                   -------------
        Value of note on December 31, 2006         $      54,192
                                                   =============

                              ECHO RESOURCES, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 3 - NOTES PAYABLE (Continued)

The second note has been discounted for its beneficial conversion feature, which will be amortized over the life of the note. A summary of the notes is as follows:

                                  Notes Payable
                                  -------------
          Gross proceeds from notes                $      65,000
          Less: Beneficial conversion feature            (65,000)
          Add: Amortization of discount                   54,192
                                                   -------------
        Value of note on December 31, 2006         $      54,192
                                                   =============

NOTE 4 - INVESTMENT

The 20% interest in two Canadian mining claims that Echo purchased in 2004 required it to fund 50% of the exploration estimated work program beginning September 2005 in order to maintain the interest. In August 2005, this deadline was extended to February 26, 2006.

In August 2005, the Company purchased an additional 20% of this mining claim in exchange for $50,000 in cash. The Company has until June 30, 2007, to pay for 50% of the assessment work required to keep the claim active.










                [Balance of this page intentionally left blank.]