Form 10QSB
period 2007-03-31
ECHO RESOURCES INC.
filed 2007-05-15
CIK 1084899

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB


(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2007


[_] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from ______________ to _____________


Commission file number: 000-26703

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


                     500 Australian Avenue South, Suite 700
                             West Palm Beach FL33401
           -----------------------------------------------------------
               (Address of principal executive offices)(Zip Code)


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



Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b- 2 of the Exchange Act). Yes |_| No |X|.



APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     As of March 31, 2007, there were approximately 5,539,040 shares of the Issuer's common stock, par value $0.00005 per share outstanding.



Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|.



              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this quarterly report on Form 10-QSB contain or may contain forward- looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward- looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors including the risk factors set forth in our Form 10-KSB. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

                                      INDEX

     PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).....................................F-4

    Balance Sheet............................................................F-4
    Statements of Operations.................................................F-5
    Statements of Cash Flows.................................................F-6
    Notes to Financial Statement.............................................F-7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations..............................................9

Item 3. Controls and Procedures...............................................11


     PART II. - OTHER INFORMATION

Item 1. Legal Proceedings.....................................................12

Item 2. Changes in  Securities, use of Proceeds and Small Business
        Issuer of Equity Securities...........................................12

Item 3. Defaults Upon Senior Securities.......................................12

Item 4. Submission of Matters to a Vote of Security Holders...................12

Item 5. Other Information.....................................................12

Item 6. Exhibits and Reports on Form 8-K......................................12


SIGNATURES....................................................................13

                         PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements


                              ECHO RESOURCES, INC.
                                  BALANCE SHEET
                                 March 31, 2007
                                   (unaudited)

Assets
  Cash                                                             $    2,055
  Mining claim interest                                                50,000
                                                                   ----------
                                                                   $   52,055
                                                                   +=========
         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Bank overdraft                                                   $        0
  Accrued interest                                                     21,820
  Note Payable                                                        158,521
                                                                   ----------
         Total Current Liabilities                                    180,341
                                                                   ----------

Stockholders' Equity
  Preferred stock, $.0001 par value, 10,000 shares
         authorized, no shares issued and outstanding                       0
    Common stock, $.00005 par value, 49,990,000 shares
         authorized, 5,539,040 issued and outstanding                     277
  Additional paid in capital                                          415,810
  Accumulated deficit                                                (544,373)
                                                                   ----------
         Total Stockholders' Equity                                  (128,286)
                                                                   ----------
         TOTAL LIABILITIES AND STOCKHOLDERS' Equity                $   52,055
                                                                   ==========


     The accompanying notes are an integral part of the financial statements.

                              ECHO RESOURCES, INC.
                            STATEMENTS OF OPERATIONS
                          Three Months Ended March 31,
                                   (unaudited)


                                                   2007       2006
                                                ---------    ---------


General and administrative                      $   5,738    $     766
Professional Fees                                   7,885        6,000
                                                ---------    ----------
         Net operating loss                       (13,623)       (6,766)

Interest expense                                   (7,885)      (15,298)
                                                ---------     ---------
NET INCOME (LOSS)                                 (22,715)      (22,064)
                                                ==========    =========

Basic and diluted loss per share                $    (0.01)   $   (0.01)
                                                ==========    =========
Weighted average shares outstanding              5,539,040    5,539,040
                                                ==========    =========









     The accompanying notes are an integral part of the financial statements.

                              ECHO RESOURCES, INC.
                            STATEMENTS OF CASH FLOWS
                          Three Months Ended March 31,
                                   (unaudited)


                                                          2007        2006
                                                      ----------   ---------
Cash Flows From Operating Activities
  Net Income (loss)                                   $  (22,715)  $ (22,064)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Amortization of beneficial conversion feature          4,329      12,643
    Changes in:
         Accounts payable                                      0           0
         Accrued Liabilities                                   0           0
         Accrued interest expense                          2,892       2,655
                                                       ---------   ---------
  Net Cash Used In Operating Activities                  (15,494)     (6,766)
                                                       ---------   ---------
Cash Flows From Investing Activities
     Investment in mining claim interest                       0           0
                                                       ---------   ---------
  Net Cash Used In Investing Activities                        0           0
                                                       ---------   ---------
Cash Flows From Financing Activities
  Proceeds from note payable                              10,000      15,000
                                                       ---------   ---------
  Net Cash Provided By Financing Activities               10,000      15,000
                                                       ---------   ---------
Net change in cash                                        (5,494)      8,234
Cash at beginning of year                                  7,549       9,051
                                                       ---------   ---------
Cash at end of period                                  $   2,055   $  17,285
                                                       =========   =========












     The accompanying notes are an integral part of the financial statements.

                              ECHO RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS




                              ECHO RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Echo Resources, Inc., (Echo or the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's financial statements filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2004 as reported in Form 10-KSB, have been omitted.


NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $544,400 accumulated through March 31, 2007. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to begin its planned operations.


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

                              ECHO RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 3 - NOTES PAYABLE (Continued)

The note has been discounted for its beneficial conversion feature, which will be amortized over the life of the note. A summary of the notes is as follows:

                                                   Notes Payable
                                                   -------------
          Gross proceeds from notes                $     100,000
          Less: Beneficial conversion feature           (100,000)
          Add: Amortization of discount                  100,000
                                                   -------------
          Value of note on March 31, 2006          $     100,000
                                                   =============

In September 2005, the Company issued another convertible promissory note with exactly the same terms as the first note, principal up to $100,000, interest at 7%, maturity in one year and convertible at the lenders option at $2 per share. At March 31, 2007, $75,000 had been advanced under this note.

The second note has been discounted for its beneficial conversion feature, which will be amortized over the life of the note. A summary of the notes is as follows:

                                                   Notes Payable
                                                   -------------
          Gross proceeds from notes                $      75,000
          Less: Beneficial conversion feature            (75,000)
          Add: Amortization of discount                   58,521
                                                   -------------
            Value of note on March 31, 2007        $      58,521
                                                   =============


NOTE 4 - INVESTMENT

The 20% interest in two Canadian mining claims that Echo purchased in 2004 required it to fund 50% of the exploration estimated work program beginning September 2005 in order to maintain the interest. In August 2005, this deadline was extended to February 26, 2005. This investment was expensed in 2005 as Echo elected not to continue this investment.

In the fourth quarter 2005, the Company purchased 15% of another mining claim in exchange for $50,000 in cash.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-QSB as well as our other SEC filings.

Overview

     The Company is a start-up, pre-exploration stage company and has not yet generated or realized any revenues from business operations. The Company's business strategy focuses on diamond and gold exploration and development of diamond and gold mines in Canada. The Company's auditors have issued a going concern opinion in our audited financial statements for the fiscal year ended December 31, 2006. This means that our auditors believe there is doubt that the Company can continue as an on-going business for the next twelve months unless it obtains additional capital to pay its bills. This is because the Company has not generated any revenues and no revenues are anticipated until it begins removing and selling minerals. Accordingly, we must raise cash from sources such as investments by others in the Company and through possible transactions with strategic or joint venture partners. In the event we raise cash, we will likely use such funds to meet our obligations pursuant to the Option Agreement, for additional exploration and to employ personnel. We do not plan to use any capital raised for the purchase or sale of any plant or significant equipment. The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing subsequently under the caption "Financial Statements."

Comparison of Operating Results for the Quarter Ended March 31, 2007 to the Quarter Ended March 31, 2006

Revenues

     The Company did not generate any revenues from operations for the three months ended March 31, 2007 or 2006. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of its properties, and possible cost overruns due to price and cost increases in services.

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

Operating Expenses

     Operating expenses increased by $6,857 from $6,766 for the three months ended March 31, 2006 to $13,623 for the three months ended March 31, 2007. The increase in our net operating expenses is due to increased general and administrative expenses incurred.

Interest Expense

     Interest expense for the three months ended March 31, 2007 and 2006 was $7,885 and $15,298, respectively. The decrease is due to smaller beneficial conversion discount amortization.

Net Income/Loss

     Net loss increased by $651 from net loss of $22,064 for the three months ended March 31, 2006 to a net loss of $22,715 for the three months ended March 31, 2007. The increase in net operating loss is due to the increase in general and administrative expenses, offset by a decrease in amortization of beneficial conversion feature for convertible notes.

     At March 31, 2007, our accumulated deficit was $544,373.

Assets and Liabilities

     Our total assets were $52,055 at March 31, 2007. Our assets consist primarily of our mining claim interest with a value of $50,000 and cash of $2,055. The mining claim was paid for in August 2005 from part of the principal of the Convertible Note.

     Total Current Liabilities are $180,341 at March 31, 2007. Our notes payable are for $175,000. The notes were discounted by $175,000 for their beneficial conversion features. At March 31, 2007, $158,521 of the discount has been amortized.

Financial Condition, Liquidity and Capital Resources

     At March 31, 2007, we had cash and cash equivalents of $2,055. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. We expect to continue to have minimal working capital or a working capital deficit as a result of our expected liabilities including our requirement to fund 50% of the exploration company's estimated work program on the Properties to maintain our 20% interest. To date, we have not generated cash flow from operations. Consequently, we have been dependent upon a third party non-affiliate, Confederated Finance Corp. ("Confederated"), to fund our cash requirements. Specifically, we have entered into two Convertible Promissory Notes ("Notes") with Confederated for the principal sum or so much of the principal sum of Two Hundred Thousand Dollars ($200,000) as may from time to time have been advanced and be outstanding, together with accrued interest at the rate of 7% per annum. The entire unpaid balance of principal(subject to conversion of such principal as provided in the Note) and all accrued and unpaid interest shall be due and payable on the day prior to the first anniversary of the Effective Date of the Note.

     As of March 31, 2007, we had a working capital deficit of $128,286. At March 31, 2007, we had no outstanding debt other than convertible notes payable to Confederated and accrued interest payable on the Notes. The Company will seek funds from possible strategic and joint venture partners and financing to cover any short term operating deficits and provide for long term working capital. No assurances can be given that the Company will successfully engage strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

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

Plan of Operation

     The Company's plan of operation through December 31, 2007 is to focus on diamond and gold exploration and development of diamond and gold mines in Canada. The Company anticipates conducting, through Madison, exploratory work on properties located in the Southern Mining District of Saskatchewan, Canada. This exploratory work will consist of geological mapping, geophysical survey, trenching, tunneling, drilling, geochemical analyses and property maintenance surveys on the Property presently licensed to Madison. The Company believes that the Madison operations in Canada will require approximately $220,000.00 USD for the "Bulls-Eye" a/k/a "Herbert Anomaly" during this period. The Company is working with Madison management to develop a budget that will project cash needs on a monthly basis. The Company also anticipates engaging appropriate consultants to undertake a portion of the exploratory work. The Company is seeking to raise capital to implement the Company's business strategy. In the event additional capital is not raised, the Company may seek a merger, acquisition or outright sale.

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

     Loss per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti- dilutive for the periods ended March 31, 2007 and 2006.

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

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities, use of Proceeds and Small Business Issuer of Equity Securities

     As of March 31, 2007, $175,000 had been advanced to the Company. The note bears seven percent interest, is convertible at the lender's option at $2 per share, and is payable in one year.


Item 3. Defaults Upon Senior Securities

     None


Item 4. Submission of Matters to a Vote of Security Holders

     None


Item 5.  Other Information

     None


Item 6.  Exhibits and Reports on Form 8-K

     (a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit
number      Descriptions
--------  -----------------------

31.1 * Certification of the Chief Executive Officer, dated May 14, 2007, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2 * Certification of the Acting Chief Financial Officer, dated May 14, 2007, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1 *    Certification Chief Executive Officer, dated May 14, 2007, pursuant to
          Section 906 of Sarbanes-Oxley Act of 2002.

32.1 * Certification Acting Chief Financial Officer, dated May 14, 2007, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
------------
*    Filed herewith.

     (b) The following sets forth the Company's reports on Form 8-K that have been filed during the quarter for which this report is filed:

     None.



                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Echo Resources, Inc.


                                 By:      /s/Pieter DuRand
                                         ---------------------------
                                         Pieter DuRand
                                         Chief Executive Officer,
                                         President and Chairman of the Board*
Date: May 14, 2007



------------------
* Pieter DuRand has signed both on behalf of the registrant as a duly authorized officer and as the Registrant's principal accounting officer.

EXHIBIT 31.1

              CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Pieter DuRand, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Echo Resources, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
     b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
     c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting, which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 14, 2007        /s/ Pieter DuRand
                          ---------------------
                          Pieter DuRand
                          Chief Executive Officer

EXHIBIT 31.2

              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Pieter DuRand, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Echo Resources, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
     b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
     c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting, which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 14, 2007              /s/ Pieter DuRand
                                ---------------------
                                Pieter DuRand
                                Chief Accounting Officer

EXHIBIT 32.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I,  Pieter  DuRand,  Chief  Executive  Officer  of  Echo  Resources,  Inc.  (the
"Company"), hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

     (1) The Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 14, 2007        /s/ Pieter DuRand
                          ---------------------
                          Pieter DuRand
                          Chief Executive Officer




-------------------
This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I,  Pieter  DuRand,  Chief  Accounting  Officer  of Echo  Resources,  Inc.  (the
"Company"), hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

     (1) The Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: May 14, 2007              /s/ Pieter DuRand
                                ---------------------
                                Pieter DuRand
                                Chief Accounting Officer



-------------------
This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.