Form 10QSB
period 2007-06-30
ECHO RESOURCES INC.
filed 2007-08-14
CIK 1084899

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



                                      INDEX


     PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements

Item 2.  Management's Discussion and Analysis or Plan of Operations

Item 3.  Controls and Procedures


     PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2. Changes in securities, use of proceeds and small business issuer of equity securities

Item 3.  Defaults upon senior securities

Item 4.  Submission of matters to a vote of security holders

Item 5.  Other information

Item 6.  Exhibits and reports on Form 8-K

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


Balance Sheet.......................................................F-2

Statements of Operations............................................F-3

Statements of Cash Flows............................................F-4

Notes to Financial Statement........................................F-5

                              ECHO RESOURCES, INC.
                                 BALANCE SHEET
                                  June 30, 2007
                                   (unaudited)



Assets
  Cash                                                                          $    8,543
  Mining claim interest                                                             50,000
                                                                                ----------
                                                                                $   58,543
                                                                                ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Bank overdraft                                                                $        -
  Accounts Payable                                                                       -
  Accrued Expenses                                                                  25,041
  Notes Payable                                                                    166,729
                                                                                ----------
         Total Current Liabilities                                                 191,770
                                                                                ----------
Commitments and Contingencies                                                            -

Stockholders' Equity
  Preferred stock, $.0001 par value, 10,000 shares
         authorized, no shares issued and outstanding                                    -
    Common stock, $.00005 par value, 49,990,000 shares
         authorized, 5,539,040 issued and outstanding                                  277
  Additional paid in capital                                                       415,810
  Accumulated deficit                                                             (549,314)
                                                                                ----------
         Total Stockholders' Equity                                               (133,227)
                                                                                ----------
         TOTAL LIABILITIES AND STOCKHOLDERS' Equity                             $   58,543
                                                                                ==========


     The accompanying notes are an integral part of the financial statements

                              ECHO RESOURCES, INC.
                            STATEMENTS OF OPERATIONS
                   Three and Six Months Ended June 30, 2006 and 2005
                                   (unaudited)


                                         Three Months               Six Months
                                      --------------------   ---------------------
                                         2007       2006       2007        2006
                                      ---------  ---------   ---------   ---------

General and administrative            $   1,012   $   5,370  $   6,750   $   6,136
Professional Fees                         4,500       5,625     12,385      11,625
                                      ---------   ---------  ---------   ---------
         Net operating loss              (5,512)    (10,995)   (19,135)    (17,761)

Interest expense                        (11,429)    (15,234)   (18,650)    (30,532)
                                      ---------   ---------  ---------   ---------
NET INCOME (LOSS)                       (16,941)    (26,229)   (37,785)    (48,293)
                                     ==========   =========  ==========   =========

Basic and diluted loss per share     $   (0.01)   $  (0.01)  $   (0.01)   $  (0.01)
                                     ==========   =========  ==========   =========
Weighted average shares outstanding   5,539,040   5,539,040   5,539,040   5,539,040
                                     ==========   =========  ==========   =========






     The accompanying notes are an integral part of the financial statements

                              ECHO RESOURCES, INC.
                            STATEMENTS OF CASH FLOWS
                     Six Months Ended June 30, 2006 and 2005
                                   (unaudited)


                                                                   2007            2006
                                                                ---------       ---------
Cash Flows From Operating Activities
  Net Gain (loss)                                               $ (37,785)      $ (48,293)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Amortization of beneficial conversion feature                  10,666          25,154
    Changes in:
         Accounts payable                                               -               -
         Accrued Liabilities                                            -               -
         Accrued interest expense                                   6,113           5,250
                                                                ---------       ---------
  Net Cash Used In Operating Activities                           (21,006)        (17,761)
                                                                ---------       ---------

Cash Flows From Financing Activities
  Proceeds from bank overdraft                                          -               -
  Proceeds from stockholder loan                                        -               -
  Proceeds from note payable                                       22,000          15,000
                                                                ---------       ---------
  Net Cash Provided By Financing Activities                        22,000          15,000
                                                                ---------       ---------
Net change in cash                                                    994          (2,761)
Cash at beginning of year                                           7,549           9,051
                                                                ---------       ---------
Cash at end of period                                           $   8,543       $   6,290
                                                                =========       =========






     The accompanying notes are an integral part of the financial statements

                              ECHO RESOURCES, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Echo Resources, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's financial statements filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2006 as reported in Form 10-KSB, have been omitted.


NOTE 2 - NOTES PAYABLE

In September 2004, Echo issued a convertible promissory note to allow advances up to $100,000. As of September 30, 2005, $100,000 had been advanced to the company. The note bears seven percent interest, is convertible at the lender's option at $2 per share, and is payable in one year, which has been extended to September 30, 2006.

The note has been discounted for its beneficial conversion feature, which will be amortized over the life of the note. A summary of the notes is as follows:

                                                   Notes Payable
                                                   -------------
          Gross proceeds from notes                $     100,000
          Less: Beneficial conversion feature           (100,000)
          Add: Amortization of discount                  100,000
                                                   -------------
        Value of note on June 30, 2005             $     100,000
                                                   =============

In September 2005, the Company issued another convertible promissory note with exactly the same terms as the first note, principal up to $100,000, interest at 7%, maturity in one year and convertible at the lenders option at $2 per share. At June 30, 2007, $87,000 had been advanced under this note.

The second note has been discounted for its beneficial conversion feature, which will be amortized over the life of the note. A summary of the notes is as follows:

                                                   Notes Payable
                                                   -------------
          Gross proceeds from notes                $     87,000
          Less: Beneficial conversion feature           (87,000)
          Add: Amortization of discount                  66,729
                                                   -------------
            Value of note on June 30, 2006        $      66,729
                                                   =============


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

     Comparison of Operating Results for the Quarter Ended June 30, 2007 to the Quarter Ended June 30, 2006

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

Operating Expenses

     Operating expenses decreased by $5,483 from $10,995 for the three months ended June 30, 2006 to $5,512 for the three months ended June 30, 2007. The decrease in our net operating loss is due to decreased consulting, professional fees and shareholder service fees we incurred for the three months ended June 30, 2007.


Interest Expense

     Interest expense for the three months ended June 30, 2007, and 2006 was $11,429 and $15,234 respectively. The decrease in our interest expense is due to a decrease in the amortization of the beneficial conversion feature of the convertible promissory note entered into with Confederated Finance Corp. ("Convertible Note").

Net Income/Loss

     Net loss decreased by $9,288 from net loss of $26,229 for the three months ended June 30, 2006 to a net loss of $16,941 for the three months ended June 30, 2007. The decrease in net operating loss is due to the decrease in general and administrative expenses, consulting fees, amortization of beneficial conversion feature for convertible notes and professional fees.

At June 30, 2007, our accumulated deficit was $549,314.

Assets and Liabilities

     Our total assets were $56,290 and $44,000 at June 30, 2006 and 2005, respectively. Our assets consist primarily of our mining claim interest with a value of $50,000 and cash of $6,290 at June 30, 2006. The mining claim was paid for in September 2005 from part of the principal of the Convertible Note.

     Total Current Liabilities are $58,543 and $140,704 at June 30, 2007 and 2006, respectively. Our note payable is to Confederated Finance Corp. for $187,000. The note has been discounted by $187,000 for its beneficial conversion feature which is amortized over the life of the note. At June 30, 2007, $166,729 of the discount has been amortized.

Financial Condition, Liquidity and Capital Resources

     At June 30, 2007 and 2006, we had cash and cash equivalents of $8,543 and $6,290, respectively. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. We expect to continue to have minimal working capital or a working capital deficit as a result of our expected liabilities including our requirement to fund 50% of the exploration company's estimated work program beginning September 30, 2007 on the Properties to maintain our 20% interest. For the three months ended June 30, 2007, we have not generated cash flow from operations. Consequently, we have been dependent upon a third party non-affiliate, Confederated Finance Corp. ("Confederated"), to fund our cash requirements. Specifically, we entered into two Convertible Promissory Notes ("Notes") with Confederated for the principal sum or so much of the principal sum of One Hundred Thousand Dollars ($100,000) each as may from time to time have been advanced and be outstanding, together with accrued interest at the rate of 7% per annum. The entire unpaid balance of principal (subject to conversion of such principal as provided in the Note) and all accrued and unpaid interest shall be due and payable on the day prior to the first anniversary of the Effective Date of the Notes.

     As of June 30, 2007, we had cash of $8,543, mining claim interest of $50,000, and a working capital deficit of $133,227. At June 30, 2007, we had no outstanding debt other than ordinary note payable to Confederated in connection with accrued interest payable on the Note and accounts payable of $0. The Company will seek funds from possible strategic and joint venture partners and financing to cover any short term operating deficits and provide for long term working capital. No assurances can be given that the Company will successfully engage strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

No trends have been identified which would materially increase or decrease our results of operations or liquidity.

     We have short-term liquidity problems that will be addressed by the Convertible Note, which we have a balance of $13,000 to draw for working capital. For long-term liquidity, we believe that we will need to raise additional capital to remain an ongoing concern; however, as stated above no commitments have been made as of this date.

Comparison of Operating Results for the Six Months Ended June 30, 2007 to The Six Months Ended June 30, 2006

Revenues

     There is no historical financial information about the Company upon which to base an evaluation of our performance. The Company did not generate any revenues from operations for the six months ended June 30, 2007, or 2006.

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

Operating Expenses

     Operating expenses increased by $1,374 from $17,761 for the six months ended June 30, 2006 to $19,135 for the six months ended June 30, 2007. The increase in our operating expenses is due to increased consulting, professional fees and shareholder service fees we incurred for the six months ended June 30, 2007.

Interest Expense

     Interest expense for the six months ended June 30, 2007, and 2006 was $18,650 and $30,532 respectively. The decrease in our interest expense is due to the amortization of the beneficial conversion feature of the convertible promissory note entered into with Confederated Finance Corp. ("Convertible Note").

Net Income/Loss

     Net loss decreased by $10,508 from net loss of $48,293 for the six months ended June 30, 2006 to a net loss of $37,785 for the six months ended June 30, 2007. The decrease in net operating loss is due to the decrease in the amortization of beneficial conversion feature for convertible notes.

At June 30, 2007, our accumulated deficit was $549,314.

Assets and Liabilities

     Our total assets were $58,543 and $56,290 at June 30, 2007 and 2006, respectively. Our assets consist primarily of our mining claim interest with a value of $50,000 and cash of $8,543 at June 30, 2007. The mining claim was paid for in September 2005 from part of the principal of the Convertible Note.

     Total Current Liabilities are $191,770 and $140,704 at June 30, 2007 and 2006, respectively. Our note payable is to Confederated Finance Corp. for $187,000. The note has been discounted by $187,000 for its beneficial conversion feature which is amortized over the life of the note. At June 30, 2007, $166,729 of the discount has been amortized.

Financial Condition, Liquidity and Capital Resources

     At June 30, 2007 and 2006, we had cash and cash equivalents of $8,543 and $6,290, respectively. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. We expect to continue to have minimal working capital or a working capital deficit as a result of our expected liabilities including our requirement to fund 50% of the exploration company's estimated work program beginning September 30, 2007 on the Properties to maintain our 20% interest. For the three months ended June 30, 2007, we have not generated cash flow from operations. Consequently, we have been dependent upon a third party non-affiliate, Confederated Finance Corp. ("Confederated"), to fund our cash requirements. Specifically, we entered into two Convertible Promissory Notes ("Notes") with Confederated for the principal sum or so much of the principal sum of One Hundred Thousand Dollars ($100,000) each as may from time to time have been advanced and be outstanding, together with accrued interest at the rate of 7% per annum. The entire unpaid balance of principal (subject to conversion of such principal as provided in the Note) and all accrued and unpaid interest shall be due and payable on the day prior to the first anniversary of the Effective Date of the Notes.

     As of June 30, 2007, we had cash of $8,543, mining claim interest of $50,000, and a working capital deficit of $133,227. At June 30, 2007, we had no outstanding debt other than ordinary notes payable to Confederated in connection with accrued interest payable on the Notes and accounts payable of $0. The Company will seek funds from possible strategic and joint venture partners and financing to cover any short term operating deficits and provide for long term working capital. No assurances can be given that the Company will successfully engage strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

No trends have been identified which would materially increase or decrease our results of operations or liquidity.

     We have short-term liquidity problems that will be addressed by the Convertible Note, which we have a balance of $13,000 to draw for working capital. For long-term liquidity, we believe that we will need to raise additional capital to remain an ongoing concern; however, as stated above no commitments have been made as of this date.


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

     Loss per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the periods ended June 30, 2007 and 2006.

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


                              Echo Resources, Inc.


                                          By: s/ Pieter DuRand
                                            ---------------------------
                                          Pieter DuRand
                                          Chief Executive Officer,
                                          President and Chairman of the Board*
Date: August 14, 2007
----------------------



* Pieter DuRand has signed both on behalf of the registrant as a duly authorized officer and as the Registrant's principal accounting officer.