Form 10QSB
period 2007-09-30
ECHO RESOURCES INC.
filed 2007-11-19
CIK 1084899

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB


(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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


500 Australian Avenue South, Suite 619
West Palm Beach FL                                      33401
----------------------------------------            -------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code: (561) 514-0194


                                       N/A
          -------------------------------------------------------------
          (Former name or former address, if changes since last report)


-----------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.


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



                                      INDEX


                         PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements                                                   3

Item 2   Management's Discussion and Analysis or Plan of Operations            6

Item 3   Controls and Procedures                                              10

                          PART II. - OTHER INFORMATION

Item 1   Legal Proceedings                                                    10

Item 2   Changes in securities, use of proceeds and small business issuer     10
         of equity securities

Item 3   Defaults upon senior securities                                      10

Item 4   Submission of matters to a vote of security holders                  10

Item 5   Other information                                                    10

Item 6   Exhibits and reports on Form 8-K                                     11

Signatures                                                                    11

                         PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements


                              ECHO RESOURCES, INC.
                                  BALANCE SHEET
                               September 30, 2007
                                   (unaudited)

Assets
  Cash                                                                          $   27,254
  Mining claim interest                                                                  -
                                                                                ----------
                                                                                $   27,253
                                                                                ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Bank overdraft                                                                $        0
  Accounts Payable                                                                       0
  Accrued Expenses                                                                  27,487
  Notes Payable                                                                    126,014
                                                                                ----------
         Total Current Liabilities                                                 153,501
                                                                                ----------
Commitments and Contingencies                                                            -

Stockholders' Equity
  Preferred stock, $.0001 par value, 10,000 shares
         authorized, no shares issued and outstanding                                    -
    Common stock, $.00005 par value, 49,990,000 shares
         authorized, 5,539,040 issued and outstanding                                  277
  Additional paid in capital                                                       415,810
  Accumulated deficit                                                             (542,335)
                                                                                ----------
         Total Stockholders' Equity                                               (126,248)
                                                                                ----------
         TOTAL LIABILITIES AND STOCKHOLDERS' Equity                             $   27,253
                                                                                ==========



     The accompanying notes are an integral part of the financial statements

                              ECHO RESOURCES, INC.
                            STATEMENTS OF OPERATIONS
                   Three and Nine Months Ended September 30, 2007 and 2006
                                   (unaudited)


                                            Three Months           Nine Months
                                      ---------------------  ---------------------
                                         2007        2006       2007       2006
                                      ---------   ---------  ---------   ---------


General and administrative            $   3,913   $   1,612  $  10,663   $   7,748

Professional Fees                             0           0     12,385      11,625
                                      ---------   ---------  ---------   ---------

         Net operating loss              (3,913)     (1,612)   (23,048)    (19,373)

Interest expense                        (11,731)    (15,263)   (30,381)    (45,795)
                                      ---------   ---------  ---------   ---------

NET INCOME (LOSS)                       (15,644)    (16,875)   (53,429)    (65,168)
                                      =========   =========  =========   =========

Basic and diluted loss per share      $   (0.01)  $   (0.01) $   (0.01)  $   (0.01)
                                      =========   =========  =========   =========

Weighted average shares outstanding   5,539,040   5,539,040  5,539,040   5,539,040
                                      =========   =========  =========   =========







     The accompanying notes are an integral part of the financial statements

                              ECHO RESOURCES, INC.
                            STATEMENTS OF CASH FLOWS
                   Nine Months Ended September 30, 2007 and 2006
                                   (unaudited)


                                                                   2007            2006
                                                                ---------       ---------

Cash Flows From Operating Activities
  Net Gain (loss)                                               $ (53,429)      $ (65,168)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Amortization of beneficial conversion feature                  27,575          37,827
    Changes in:
         Accounts payable                                               -               -
         Accrued Liabilities                                            -               -
         Accrued interest expense                                   8,559           7,968
                                                                ---------       ---------
  Net Cash Used In Operating Activities                           (17,295)        (19,373)
                                                                ---------       ---------

Cash Flows From Financing Activities
  Proceeds from bank overdraft                                          -               -
  Proceeds from stockholder loan                                        -               -
  Proceeds from note payable                                       37,000          30,000
                                                                ---------       ---------
  Net Cash Provided By Financing Activities                        37,000          30,000
                                                                ---------       ---------
Net change in cash                                                 19,705          10,627
Cash at beginning of year                                           7,549           9,051
                                                                ---------       ---------
Cash at end of period                                           $  27,254       $  19,678
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

The second note has been discounted for its beneficial conversion feature, which will be amortized over the life of the note. A summary of the notes is as follows:

                                                   Notes Payable
                                                   -------------
        Gross proceeds from notes                  $     112,000
        Less: Beneficial conversion feature             (112,000)
        Less: Repayment in exchange for mine claim       (50,000)
        Add: Amortization of discount                     26,014
                                                   -------------
            Value of note on September 30, 2007    $      26,014
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

In the third quarter 2007, the Company sold the mining claim to the holder of the notes payable in exchange for a reduction of the notes payable in the amount of $50,000. The Company recorded no gain or loss on this transaction.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-QSB as well as our other SEC filings.

Overview

     The Company is a start-up, development stage company and has not yet generated or realized any revenues from business operations. The Company's business strategy focused on diamond and gold exploration and development of diamond and gold mines in Canada. In 2007 the Company decided to exit this business plan and seek a different plan that would require less start-up capital to develop. The Company's auditors have issued a going concern opinion in our audited financial statements for the fiscal year ended December 31, 2006. This means that our auditors believe there is doubt that the Company can continue as an on-going business for the next twelve months unless it obtains additional capital to pay its bills. This is because the Company has not generated any revenues and no revenues are anticipated until it begins removing and selling minerals. Accordingly, we must raise cash from sources such as investments by others in the Company and through possible transactions with strategic or joint venture partners. In the event we raise cash, we will likely use such funds to develop an new business plan, which is as yet undetermined We do not plan to use any capital raised for the purchase or sale of any plant or significant equipment. The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing subsequently under the caption "Financial Statements."

     Comparison of Operating Results for the Quarter Ended September 30, 2007 to the Quarter Ended September 30, 2006

Revenues

     There is no historical financial information about the Company upon which to base an evaluation of our performance. The Company did not generate any revenues from operations for the three months ended September 30, 2007, or 2006. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of its properties, and possible cost overruns due to price and cost increases in services.

Operating Expenses

     Operating expenses increased by $2,301 from $1,612 for the three months ended September 30, 2006 to $3,913 for the three months ended September 30, 2007. The increase in our operating expenses is due to increased general expenses we incurred for the three months ended September 30, 2007.


Interest Expense

     Interest expense for the three months ended September 30, 2007, and 2006 was $11,731 and $15,263 respectively. The decrease in our interest expense is due to a decrease in the interest accrual resulting from the payment of $50,000 of the convertible promissory note entered into with Confederated Finance Corp. ("Convertible Note").

Net Income/Loss

     Net loss decreased by $1,231 from net loss of $16,875 for the three months ended September 30, 2006 to a net loss of $15,644 for the three months ended September 30, 2007. The decrease in net operating loss is due to the decrease in accrued interest for convertible notes.

     Comparison of Operating Results for the Nine Months Ended September 30, 2007 to the Nine Months Ended September 30, 2006

Revenues

     There is no historical financial information about the Company upon which to base an evaluation of our performance. The Company did not generate any revenues from operations for the nine months ended September 30, 2007, or 2006. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of its properties, and possible cost overruns due to price and cost increases in services.

Operating Expenses

     Operating expenses increased by $3,675 from $19,373 for the nine months ended September 30, 2006 to $23,048 for the nine months ended September 30, 2007.

     The increase in our operating expenses is due to increased consulting and shareholder service fees we incurred for the nine months ended September 30, 2007.

Interest Expense

     Interest expense for the nine months ended September 30, 2007, and 2006 was $30,381 and $45,795 respectively. The decrease in our interest expense is due to the $50,000 reduction of the notes payable and the amortization of the beneficial conversion feature of the convertible promissory note entered into with Confederated Finance Corp. ("Convertible Note").

Net Income/Loss

     Net loss decreased by $11,739 from net loss of $65,168 for the nine months ended September 30, 2006 to a net loss of $53,429 for the nine months ended September 30, 2007. The decrease in net operating loss is due to the decrease in the amortization of beneficial conversion feature and interest expense for convertible notes.

At September 30, 2007, our accumulated deficit was $542,335.

Assets and Liabilities

     Our total assets were $27,254 and $69,678 at September 30, 2007 and 2006, respectively. Our assets consist of cash of $27,254 at September 30, 2007.

     Total Current Liabilities are $153,501 and $170,967 at September 30, 2007 and 2006, respectively. Our note payable is to Confederated Finance Corp. for $162,000. The note has been discounted by $162,000 for its beneficial conversion feature which is amortized over the life of the note. At September 30, 2007, $126,014 of the discount has been amortized.

Financial Condition, Liquidity and Capital Resources

     At September 30, 2007 and 2006, we had cash and cash equivalents of $27,254 and $19,678, respectively. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. We expect to continue to have minimal working capital or a working capital deficit as we seek out a new business plan to develop. For the nine months ended September 30, 2007, we have not generated cash flow from operations. Consequently, we have been dependent upon a third party non-affiliate, Confederated Finance Corp. ("Confederated"), to fund our cash requirements. Specifically, we entered into two Convertible Promissory Notes ("Notes") with Confederated for the principal sum or so much of the principal sum of One Hundred Thousand Dollars ($100,000) each as may from time to time have been advanced and be outstanding, together with accrued interest at the rate of 7% per annum. The entire unpaid balance of principal (subject to conversion of such principal as provided in the Note) and all accrued and unpaid interest shall be due and payable on the day prior to the first anniversary of the Effective Date of the Notes. In the third quarter 2007, we sold our mining claim to Confederated in exchange for a reduction in the amount of $50,000 of our outstanding debt under the second promissory note.

     As of September 30, 2007, we had cash of $27,254 and a working capital deficit of $162,233. At September 30, 2007, we had no outstanding debt other than ordinary note payable to Confederated in connection with accrued interest payable on the Note and accounts payable of $0. The Company will seek funds from possible strategic and joint venture partners and financing to cover any short term operating deficits and provide for long term working capital. No assurances can be given that the Company will successfully engage strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

     No trends have been identified which would materially increase or decrease our results of operations or liquidity.

     We have short-term liquidity problems that will be addressed by the Convertible Note, which we have a balance of $38,000 to draw for working capital. For long-term liquidity, we believe that we will need to raise additional capital to remain an ongoing concern; however, as stated above no commitments have been made as of this date.

Plan of Operation

     The Company's plan of operation is to now find a new business plan to implement. The Company elected to sell its mining claim interest while it still holds value. The Company is seeking to raise capital to implement the Company's new, as yet to be defined business strategy. In the event additional capital is not raised, the Company may seek a merger, acquisition or outright sale.

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


Item 5. Other information

     None

Item 6. Exhibits and reports on Form 8-K

     (a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit
number      Descriptions
--------  -----------------------

31.1 * Certification of the Chief Executive Officer, dated August 14, 2007, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2 * Certification of the Acting Chief Financial Officer, dated August 14, 2007, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1 * Certification Chief Executive Officer, dated August 14, 2007, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.1 * Certification Acting Chief Financial Officer, dated August 14, 2007, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

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


                              Echo Resources, Inc.


                                          By: s/ Pieter DuRand
                                            ---------------------------
                                          Pieter DuRand
                                          Chief Executive Officer,
                                          President and Chairman of the Board*
Date: November 19, 2007
-------------------



* Pieter DuRand has signed both on behalf of the registrant as a duly authorized officer and as the Registrant's principal accounting officer.