Form 10KSB
period 2007-12-31
ECHO RESOURCES INC.
filed 2008-03-31
CIK 1084899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2007

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______ to ______


Commission file number: 000-26703


                              ECHO RESOURCES, INC.
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     Delaware                         000-26703                 98-0206030
----------------------------         ------------        -----------------------
(State or other jurisdiction        (Commission          (IRSIdentification No.)
   Employer of incorporation)         file number)


                     500 Australian Avenue South, Suite 700,
                            West Palm Beach FL 33401
        ---------------------------------------- -----------------------
               (Address of principal executive offices) (Zip Code)

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

Yes |_| No |X|



State issuer's revenues for its most recent fiscal year ended December 31, 2007:
$0.



Of the 5,539,040 shares of voting stock of the registrant issued and outstanding as of March 24, 2007, 552,046 shares were held by non-affiliates. The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing bid price of its Common Stock as reported on the OTC Bulletin Board on March 10, 2008: US$557,566.



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

     Unless the context indicates otherwise, references hereinafter to the "Company", "we", "us" or "Echo" include Echo Resources, Inc., a Delaware corporation. Our principal place of business is 500 Australian Avenue, Suite 700, West Palm Beach, Florida 33401, and our telephone number at that address is
(561) 514-0194.

(b) Business of the Company

     The Company is a start-up, development stage company and has not yet generated or realized any revenues from business operations. The Company's business strategy focused on diamond and gold exploration and development of diamond and gold mines in Canada. In 2007 the Company decided to exit this business plan and seek a different plan that would require less start-up capital to develop. The Company's auditors have issued a going concern opinion in our audited financial statements for the fiscal year ended December 31, 2007. This means that our auditors believe there is doubt that the Company can continue as an on-going business for the next twelve months unless it obtains additional capital to pay its bills. This is because the Company has not generated any revenues and no revenues are anticipated until it begins removing and selling minerals. Accordingly, we must raise cash from sources such as investments by others in the Company and through possible transactions with strategic or joint venture partners. In the event we raise cash, we will likely use such funds to develop an new business plan, which is as yet undetermined We do not plan to use any capital raised for the purchase or sale of any plant or significant equipment. The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing subsequently under the caption "Financial Statements."

Employees

     As of December 31, 2007, we do not have any employees. We anticipate hiring employees over the next twelve months if we are successful in implementing our plan of operations. Presently, the Company does not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, the Company may adopt such plans in the future.

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

     The Company needs to raise funds in order to initiate any business plan and cover operating deficits for the foreseeable future. The Company presently does not have any revenues, nor does it anticipate operating income in the near future. No assurances can be given that the Company will be able to obtain the necessary funding remain in operation. The inability to raise additional funds will have a material adverse affect on the Company's business, plan of operation and prospects.

The Company's success is dependent upon a limited number of people.

The Company's business will be harmed if it is unable to manage growth.

     The Company's business may experience periods of rapid growth that will place significant demands on its managerial, operational and financial resources. In order to manage this possible growth, the Company must continue to improve and expand its management, operational and financial systems and controls. The Company will need to expand, train and manage its employee base. No assurances can be given that the Company will be able to timely and effectively meet such demands. The Company's officers and directors may have conflicts of interest and do not devote full time to the Company's operations. In addition, the Company's officers do not devote full time to the Company's operations. Until such time that the Company can afford executive compensation commensurate with that being paid in the marketplace, its officers will not devote their full time and attention to the operations of the Company. No assurances can be given as to when the Company will be financially able to engage its officers on a full time basis.

Increased Costs Could Affect Profitability

     Costs frequently are subject to variation from one year to the next due to a number of factors. In addition, costs are affected by the price of commodities such as fuel and electricity. Such commodities are at times subject to volatile price movements, including increases that could make production at certain operations less profitable. A material increase in costs at any significant location could have a significant effect on the Company's profitability.

Government regulation or changes in such regulation may adversely affect the Company's business.

     The Company has and will, in the future, engage experts to assist it with respect to its operations. No assurances can be given that it will be successful in its efforts. Uncertainty and new regulations and rules could increase the Company's cost of doing business or prevent it from conducting its business.

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


ITEM 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of our shareholders, through the solicitation of proxies or otherwise during the fourth quarter of our fiscal year ended December 31, 2007, covered by this report.



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

     The following table represents the range of the high and low price for our Common Stock on the OTC Bulletin Board for each fiscal quarter for the last two fiscal years ending December 31, 2007, and 2006, respectively. These Quotations represent prices between dealers, may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

         Year 2006                  High     Low
         --------------            ------   ------
         First Quarter              4.30     4.00
         Second Quarter             4.60     4.25
         Third Quarter              4.75     4.45
         Fourth Quarter             4.90     4.65

         Year 2007                  High     Low
         --------------            ------   ------
         First Quarter              4.90     3.25
         Second Quarter             3.25     1.50
         Third Quarter              1.50     1.25
         Fourth Quarter             1.50     1.18

     (b) Holders.  As of March 10, 2007,  there were  approximately  two hundred
(200) holders of record of our common stock.

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


ITEM 6. Management's Discussion and Analysis

Overview

     The Company is a start-up, development stage company and has not yet generated or realized any revenues from business operations. The Company's business strategy focused on diamond and gold exploration and development of diamond and gold mines in Canada, which the Company elected to abandon in the third quarter of 2007. The Company's auditors have issued a going concern opinion. This means that its auditors believe there is doubt that the Company can continue as an on-going business for the next twelve months unless it obtains additional capital to pay its bills. This is because the Company has not generated any revenues and no revenues are anticipated until it begins operations from a new business plan. Accordingly, we must raise cash from sources such as investments by others in the Company and through possible transactions with strategic or joint venture partners. We do not plan to use any capital raised for the purchase or sale of any plant or significant equipment. The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing subsequently under the caption "Financial Statements."

Results of Operations

Revenues

     There is no historical financial information about the Company upon which to base an evaluation of our performance. The Company did not generate any revenues from operations for the twelve months ended December 31, 2007 nor 2006.

Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the decision and implementation of a new business plan.

Operating Expenses

     Operating expenses increased by $3,280 from $31,502 for the year ended December 31, 2006 to $34,782 for the year ended December 31, 2007. The increase in our net operating loss is due to the a increase in professional fees.

Interest Expense

     Interest expense for the years ended December 31, 2007 and 2006 were $43,948 and $47,948. The decrease in our interest expense is due to the interest payable pursuant to the convertible promissory notes entered into with Confederated Finance Corp. ("Convertible Note") and the lower amortization of the beneficial conversion feature discount of these notes.

Net Income/Loss

     Net loss decreased $720 from net operating loss of $79,450 for the year ended December 31, 2006 to a net operating loss of $78,730 for the year ended December 31, 2007. The decrease in net operating loss is due to the lower amortization of the beneficial conversion feature discount of the notes payable.

As of December 31, 2007, our accumulated deficit was $563,388.

Assets and Liabilities

     Our total assets were $19,846 as of December 31, 2007. Our assets consisted of cash of $19,846.

     Total Current Liabilities as of December 31, 2007 were $167,147. Our notes payable are to Confederated Finance Corp. for $167,000. The notes have been discounted by $165,000 for their beneficial conversion feature which is amortized over the life of the notes. As of December 31, 2007, $136,860 of the discount has been amortized.

Plan of Operation

     The Company's plan of operation for the next twelve months is to focus on developing and implementing a new business plan since we have elected to abandon the mining interests operations.

Financial Condition, Liquidity and Capital Resources

     At December 31, 2007, we had cash and cash equivalents of $19,846. Our working capital is presently ($147,301) and there can be no assurance that our financial condition will improve. We expect to continue to have minimal working capital or a working capital deficit as a result of our current liabilities.

     For the year ended December 31, 2007, we have not generated cash flow from operations. Consequently, we have been dependent upon a third party non-affiliate, Confederated Finance Corp. ("Confederated"), to fund our cash requirements. Specifically, we entered into a Convertible Promissory Note ("Note") with Confederated for the principal sum or so much of the principal sum of One Hundred Thousand Dollars ($100,000) and a second note in the principal sum of One Hundred Thousand Dollars, ($100,000), as may from time to time have been advanced and be outstanding, together with accrued interest at the rate of 7% per annum. The entire unpaid balance of principal (subject to conversion of such principal as provided in the Note) and all accrued and unpaid interest shall be due and payable on the day prior to the first anniversary of the Effective Date of the Note.

     As of December 31, 2007, we had cash of $19,846 and a working capital deficit of $147,301. As of December 31, 2007, we had no outstanding debt other than ordinary notes payable to Confederated in connection with accrued interest payable on the Notes. The Company will seek funds from possible strategic and joint venture partners and financing to cover any short term operating deficits and provide for long term working capital. No assurances can be given that the Company will successfully engage strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

     No trends have been identified which would materially increase or decrease our results of operations or liquidity.

     We have short-term liquidity problems that will be addressed by the Convertible Note, which we have a balance of $33,000 to draw for working capital. For long-term liquidity, we believe that we will need to raise additional capital to remain an ongoing concern; however, as stated above no commitments have been made as of this date.

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

     The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have a stockholders deficit of $563,388 at December 31, 2007 and net losses from operations of $78,730 and $79,450, respectively, for the years ended December 31, 2007 and 2006. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

     Loss per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti- dilutive for the periods ended December 31, 2007 and 2006.

Off-Balance Sheet Arrangements

     We have not entered into any off-balance sheet arrangements. We do not anticipate entering into any off-balance sheet arrangements during the next 12 months.

ITEM 7. Financial Statements

     Our financial statements have been examined to the extent indicated in their reports by Pollard-Kelley Auditing Services, Inc. for the two years ended December 31, 2007 and 2006, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission and are included herein, on Page F-1 hereof in response to Part F/S of this Form 10-KSB.


ITEM 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     During 2006 we changed auditors from Malone & Bailey to Pollard-Kelley Auditing Services, Inc.


ITEM 8A. Controls and Procedures

     In order to ensure that the information that we must disclose in our filings with the Commission is recorded, processed, summarized, and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive and financial officer has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2007. Based on such evaluation, he concluded that, as of December 31, 2006, our disclosure controls and procedures were not effective, because we failed to timely write off an impaired lease deposit and we failed to timely record accrued interest expense.

     There has been no change in our internal control over financial reporting during 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     (a) Set forth below is the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name                     Age      Position(s) with Company
---------------          ---      ---------------------------------------
Pieter DuRand             41      Chief Executive Officer, President,
                                         Secretary and Director(1)

Business Experience

     Pieter DuRand, age 41, is a citizen and resident of South Africa. During the past five (5) years he has served as an advisor and a business consultant individually and as a representative of other companies to both private and public companies. Consulting work has been in the field of oil and gas exploration as well as advising and consulting on promotion of various unrelated products in Europe and Africa. He served as an interim Director of Medical Makeover Corporation of America, a Delaware corporation, from February 10, 2004 to March 10, 2004. Mr. DuRand became a Director of the Company on June 30, 2004 and has continued to serve as such since.

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

Code of Ethics

     In March 2004, we adopted a Code of Ethics that meets the  requirements  of
Section 406 of the Sarbanes-Oxley Act of 2002. We will provide to any person without charge, upon request, a copy of such Code of Ethics. Persons wishing to make such a request should contact Pieter DuRand, Chief Executive Officer, 500 Australian Avenue South, Suite 700, West Palm Beach, Florida 33401. (561) 514-0194.

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


ITEM 10. Executive Compensation

     The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, during the fiscal year ended December 31, 2007 to the Company's President and highest paid executive officers. No restricted stock awards, long- term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years.

SUMMARY COMPENSATION TABLE

                                                                     Long Term Compensation
                           Annual Compensation                               Awards                   Payouts
                   ----------------------------------------    --------------------------------  -----------------
                                             Other             Restricted        Securities       LTIP     All
Name and Position                            Annual            Stock             Underlying       Payouts  Other
Principal          Year     Salary   Bonus   Compensation      Awards            Options/SARs              Comp.
------------------ ----    ------   ------  ---------------   ------------      ---------------  -------- --------
Pieter DuRand      2007    $9,000    0       0                 0                 0                0        0
                   2006    $9,000    0       0                 0                 0                0        0
                   2005    $9,000    0       0                 0                 0                0        0

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

Stock Option and Stock Appreciation Rights.

     We do not currently have a Stock Option or Stock Appreciation Rights Plan. No stock options or stock appreciation rights were awarded during the fiscal year ended December 31, 2007, or the period ending on the date of this Report.

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


ITEM 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of December 31, 2007, information with respect to the beneficial ownership of our common stock by (i) persons known by us to beneficially own more than five percent of the outstanding shares, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group.

                                              Common Stock
                                          Beneficially Owned
                                    ------------------------------

Name and Address              Title of Class      Number        Percent
-----------------------------------------------------------------------

Gala Enterprises Ltd.           Common           3,000,000     54.2
102 Van Riebeeck St
Potchefstroom, South Africa

All Executive Officers and
Directors as a Group            Common           3,000,000     54.2%
(One (1) person)

----------------------------
*     Less than 1%.

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 10, 2008. As of March 10, 2008, there were 5,539,040 shares of our common stock issued and outstanding.

(2) Pieter DuRand holds 3,000,000 shares of our common stock through Gala Enterprises Ltd., a foreign corporation, that is owned by Mr. DuRand.

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table sets forth information as of December 31, 2007, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance, aggregated as follows:
(i) all compensation plans previously approved by security holders; and (ii) all compensation plans not previously approved by security Holders: None.

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

     (b) Reports on Form 8-K. During the last quarter of the fiscal year ended December 31, 2007, we did not file any reports on Form 8-K.


ITEM 14. Principle Accountant Fees and Services

     Audit Fees. The aggregate fees billed for professional services rendered was $5,385 and $4,500 for the audit of our annual financial statements for the fiscal year ended December 31, 2007 and the reviews of the financial statements included in our Forms 10-QSB for those fiscal years.

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

     All Other Fees. Other than the services described above, the aggregate fees billed for services rendered by the principal accountant was $0 and $0, respectively, for the fiscal years ended December 31, 2007.

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

     The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees". The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended December 31, 2007 with management and the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended December 31, 2007, for filing with the Securities and Exchange Commission. The Board also approved the reappointment of Pollard-Kelley Auditing Services, Inc. as independent auditors.












                [Balance of this page intentionally left blank.]

                          INDEX TO FINANCIAL STATEMENTS


Reports of Independent Registered Public Accounting Firms ...................F-2

Balance Sheet................................................................F-3

Statements of Operations.....................................................F-4

Statements of Stockholders' Equity...........................................F-5

Statements of Cash Flows.....................................................F-6

Notes to Financial Statement.................................................F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
Echo Resources, Inc.
West Palm Beach, Florida

We have audited the accompanying balance sheet of Echo Resources, Inc., as of December 31, 2007, and the related statements of operations, stockholders' equity (deficit) and cash flows for the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Echo Resources, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

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


                                       /s/Pollard-Kelley Auditing Services, Inc.
                                          Pollard-Kelley Auditing Services, Inc.
Independence, Ohio
March 12, 2008

                              Echo Resources, Inc.
                                  Balance Sheet



                                                                                 December 31, 2007
                                                                                --------------------
                                         ASSETS
CURRENT ASSETS
  Cash                                                                          $             19,846
  Accounts receivable                                                                              0
                                                                                --------------------

          Total current assets                                                                19,846
                                                                                --------------------

OTHER ASSETS
   Mining claim interest                                                                           0
                                                                                --------------------

          Total other assets                                                                       0
                                                                                --------------------

Total Assets                                                                    $             19,846
                                                                                ====================


                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable
     Accrued interest                                                           $             30,287
     Note payable                                                                            136,860
                                                                                --------------------

          Total current liabilities                                                          167,147
                                                                                --------------------

Total Liabilities                                                                            167,147
                                                                                --------------------

STOCKHOLDERS' EQUITY
  Preferred stock, $0.0001 par value, 10,000 shares authorized, 0 issued and
    outstanding                                                                                    0
  Common stock, $0.00005 par value, authorized 49,990,000 shares;
    5,539,040 issued and outstanding                                                             277
  Additional paid-in capital                                                                 415,810
  Deficit accumulated during the development stage                                          (563,388)
                                                                                --------------------

          Total stockholders' equity                                                        (147,301)
                                                                                --------------------

Total Liabilities and  Stockholders' Equity                                     $             19,846
                                                                                ====================




     The accompanying notes are an integral part of the financial statements

                              Echo Resources, Inc.
                            Statements of Operations
                           The Year Ended December 31,


                                                                   2007               2006
                                                             -----------------  -----------------

REVENUES                                                     $               0  $               0
                                                             -----------------  -----------------

OPERATING EXPENSES:
   General and administrative expenses                                  18,502             17,377
   Professional fees                                                    16,280             14,125
                                                             -----------------  -----------------

          Total expenses                                                34,782             31,502

Interest expense                                                        43,948             47,948
                                                             -----------------  -----------------

Net income (loss)                                            $         (78,730) $         (79,450)
                                                             =================  =================

Income (loss) per weighted average common share                        $(0.01)            $(0.01)
                                                             =================  =================

Number of weighted average common shares outstanding                 5,539,040          5,539,040
                                                             =================  =================














     The accompanying notes are an integral part of the financial statements

                              Echo Resources, Inc.
                   Statement of Stockholders' Equity (Deficit)



                                                                                           Deficit
                                                                                         Accumulated
                                                                          Additional      During the         Total
                                                 Number of     Common       Paid-in      Development     Stockholders'
                                                  Shares        Stock       Capital         Stage           Equity
                                               ------------- ----------- ------------- ---------------- ---------------

BEGINNING BALANCE, January 1, 2005                 5,539,040 $       277 $     415,810 $       (292,280)$       123,807

Net loss                                                   0           0             0         (187,537)       (187,537)
                                               ------------- ----------- ------------- ---------------- ---------------

BALANCE, December 31, 2005                         5,539,040         277       415,810         (479,817)        (63,730)

Beneficial Conversion Feature Discount                     0           0             0           15,000          15,000
Net loss                                                   0           0             0          (79,450)        (79,450)
                                               ------------- ----------- ------------- ---------------- ---------------

BALANCE, December 31, 2006                         5,539,040         277       415,810         (544,267)       (128,180)

Beneficial Conversion Feature Discount                     0           0             0           47,000          47,000
Net loss                                                   0           0             0          (78,730)        (78,730)
                                               ------------- ----------- ------------- ---------------- ---------------

BALANCE, December 31, 2007                         5,539,040 $       277 $     415,810 $       (563,388)$      (147,301)
                                               ============= =========== ============= ================ ===============






















     The accompanying notes are an integral part of the financial statements

                              Echo Resources, Inc.
                            Statements of Cash Flows
                         For the Year Ended December 31,


                                                                  2007                  2006
                                                           -------------------  --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                   $           (78,730) $            (79,450)
Adjustments to reconcile net loss to net cash used
  by operating activities:
    Amortization of beneficial conversion feature discount              32,554                46,097
Changes in operating assets and liabilities:
    Increase (decrease) in accounts payable - trade                          0                     0
    Increase (decrease) in accrued interest expense                     11,393                10,815
                                                           -------------------  --------------------

Net cash provided (used) by operating activities                       (34,783)              (22,538)
                                                           -------------------  --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Deposit on options                                                          0                     0
                                                           -------------------  --------------------

Net cash provided (used) by investing activities                             0                     0
                                                           -------------------  --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stockholder loan payable                                       0                     0
Proceeds from note payable                                              47,080                30,000
                                                           -------------------  --------------------

Net cash provided by financing activities                               47,080                30,000
                                                           -------------------  --------------------

Net increase (decrease) in cash                                         12,297                 7,462
                                                           -------------------  --------------------

CASH, beginning of period                                                7,549                    87
                                                           -------------------  --------------------

CASH, end of period                                        $            19,846  $              7,549
                                                           ===================  ====================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-Cash Financing Activities:
   Exchange of assets for reduction in notes payable       $            50,000  $                  0
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


NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $563,388 accumulated through December 31, 2007. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to begin its planned operations


NOTE 3 - NOTES PAYABLE

In September 2004, Echo issued a convertible promissory note to allow advances up to $100,000. As of September 30, 2005, $100,000 had been advanced to the company. The note bears seven percent interest, is convertible at the lender's option at $2 per share, and is payable in one year. The lender has agreed to a second extension of the maturity date for an additional year, to September 2008. The note has been discounted for its beneficial conversion feature, which will be amortized over the life of the note. A summary of the notes is as follows:

                  Notes Payable
                  -------------
          Gross proceeds from notes                $     100,000
          Less: Beneficial conversion feature           (100,000)
          Add: Amortization of discount                  100,000
                                                   -------------
        Value of note on December 31, 2007         $     100,000
                                                   =============

In September 2005, the Company issued another convertible promissory note with exactly the same terms as the first note, principal up to $100,000, interest at 7%, maturity in one year and convertible at the lenders option at $2 per share. At December 31, 2006, $65,000 had been advanced under this note. The note was due September 30, 2006 and a one year extension of the due date to September 30,2008, has been received.

The second note has been discounted for its beneficial conversion feature, which will be amortized over the life of the note. A summary of the notes is as follows:

                  Notes Payable
                  -------------
          Gross proceeds from notes                $      62,000
          Less: Beneficial conversion feature            (62,000)
          Add: Amortization of discount                   38,616
                                                   -------------
        Value of note on December 31, 2007         $      38,616
                                                   =============

                              Echo Resources, Inc.

                          Notes to Financial Statements


NOTE 4 - CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents


NOTE 5 - USE OF ESTIMATES

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and revenues and expenses for the year then ended. Actual results may differ significantly from those estimates.


NOTE 6 - NON-CASH TRANSACTIONS

In the third quarter of 2007, the Company sold the mining claim to the holder of its notes payable in exchange for a reduction in the outstanding balance of the notes payable in the amount of $50,000. The Company recorded no gain or loss on this transaction.


NOTE 7 - INVESTMENT

The 20% interest in two Canadian mining claims that Echo purchased in 2004 required it to fund 50% of the exploration estimated work program beginning September 2005 in order to maintain the interest. In August 2005, this deadline was extended to February 26, 2006.

In August 2005, the Company purchased an additional 20% of this mining claim in exchange for $50,000 in cash.

In the third quarter of 2007, the Company sold the mining claim to the holder of its notes payable in exchange for a reduction in the outstanding balance of the notes payable in the amount of $50,000. The Company recorded no gain or loss on this transaction.

                                   SIGNATURES

     In accordance with the Exchange Act, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.


                              Echo Resources, Inc.
                    ----------------------------------------
                                  (Registrant)


Date: March 28, 2008

                                      By: /s/ Pieter DuRand
                                          ---------------------------
                                          Pieter DuRand
                                          President and Director



     Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                    Title                               Date


/s/ Pieter DuRand
-------------------
Pieter DuRand                CEO, President & Director           March 28, 2008