Form 10QSB/A
period 2007-06-30
ECHO RESOURCES INC.
filed 2008-05-05
CIK 1084899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________

Form 10-QSB/A
_____________

(Mark one)
[X]	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission file number 000-26703

ECHO RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Delaware	000-26703	98-0206030
(State or other jurisdiction of incorporation)	(Commission file number)	(IRS Employer Identification No.)

500 Australian Avenue South, Suite 700
West Palm Beach FL	33401
(Address of principal executive offices)	(Zip Code)

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

Item 1   Legal Proceedings

Item 2   Changes in  securities, use of  proceeds and small  business  issuer of equity securities

Item 3   Defaults upon senior securities

Item 4   Submission of matters to a vote of security holders

Item 5   Other information

Item 6   Exhibits and reports on Form 8-K

i

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS

Balance Sheet	F-2

Statements of Operations	F-3

Statements of Cash Flows	F-4

Notes to Financial Statement	F-5

ECHO RESOURCES, INC.
BALANCE SHEET
June 30, 2007
(unaudited)

ASSETS
Cash	$8,543
Mining claim interest	50,000
$58,543

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank overdraft	$0
Accounts Payable	0
Accrued Expenses	25,041
Notes Payable	166,729

Total Current Liabilities	191,770

Commitments and Contingencies	-

Stockholders' Equity
Preferred stock, $.0001 par value, 10,000 shares
authorized, no shares issued and outstanding	-
Common stock, $.00005 par value, 49,990,000 shares
authorized, 5,539,040 issued and outstanding	277

Additional paid in capital	415,810
Accumulated deficit	(549,314)

Total Stockholders' Equity	(133,227)

TOTAL LIABILITIES AND STOCKHOLDERS' Equity	$58,543

The accompanying notes are an integral part of the financial statements

ECHO RESOURCES, INC.
STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2007 and 2006
(unaudited)

	Three Months		Six Months
	2007	2006	2007	2006
General and administrative	$1,012	$5,370	$6,750	$6,136
Professional Fees	4,500	5,625	12,385	11,625

Net operating loss	(5,512	(10,995	(19,135	(17,761

Interest expense	(11,429)	(15,234	(18,650	(30,532

NET INCOME (LOSS)	(16,941	(26,229	(37,785	(48,293

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares outstanding	5,539,040	5,539,040	5,539,040	5,539,040

The accompanying notes are an integral part of the financial statements

ECHO RESOURCES, INC.
STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2006 and 2005
(unaudited)

	2007	2006
Cash Flows From Operating Activities
Net Gain (loss)	$(37,785)	$(48,293)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of beneficial conversion feature	10,666	25,154
Changes in:
Accounts payable	0	0
Accrued Liabilities	0	0
Accrued interest expense	6,113	5,250

Net Cash Used In Operating Activities	(21,006)	(17,761)

Cash Flows From Financing Activities
Proceeds from bank overdraft	0	0
Proceeds from stockholder loan	-	0
Proceeds from note payable	22,000	15,000

Net Cash Provided By Financing Activities	22,000	15,000

Net change in cash	994	(2,761)
Cash at beginning of year	7,549	9,051

Cash at end of period	$8,543	$6,290

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

NOTE 2 - NOTES PAYABLE

In September 2004,  Echo issued a convertible  promissory note to allow advances up to $100,000.  As of September 30, 2005, $100,000 had been advanced to the company. The note bears seven percent interest,  is convertible at the lender's option at $2 per share, and is payable in one year, which has been extended to September 30, 2007.

The note has been discounted for its beneficial  conversion feature,  which will be amortized over the life of the note. A summary of the notes is as follows:

Notes Payable
Gross proceeds from notes	$100,000
Less: Beneficial conversion feature	(100,000)
Add: Amortization of discount	100,000

Value of note on June 30, 2005	$100,000

In September 2005, the Company issued another convertible promissory note with exactly the same terms as the first note, principal up  to $100,000, interest at 7%, maturity in one year, extended to September 30, 2007, and convertible at the lenders option at $2 per share. At June 30, 2007, $87,000 had been advanced under this note.

The second note has been discounted for its beneficial  conversion feature,  which will be amortized over the life of the note. A summary of the notes is as follows:

Notes Payable
Gross proceeds from notes	$87,000
Less: Beneficial conversion feature	(87,000)
Add: Amortization of discount	66,729

Value of note on June 30, 2006	$66,729

NOTE 3 – INVESTMENT

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

At June 30, 2007, our accumulated deficit was $549,314.

Assets and Liabilities
     Our total  assets were $58,500 and $56,300 at June 30, 2007 and 2006, respectively. Our assets consist  primarily of our mining claim interest with a value of $50,000 and cash of $8,500 at June 30, 2007.  The mining claim was paid for in September 2005 from part of the principal of the Convertible Note.

     Total  Current  Liabilities  are $191,800 and $141,000 at June 30, 2007 and 2006, respectively. Our note payable is to Confederated Finance Corp. for $187,000. The note has been discounted by $187,000 for its beneficial  conversion  feature which is amortized over the life of the note
At June 30,  2007,  $166,729 of the  discount has been amortized.

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

None.

Item 3   Defaults upon senior securities

None

Item 4   Submission of matters to a vote of security holders

None

Item 5   Other information

None

Item 6   Exhibits and reports on Form 8-K

     (a) The following  sets forth those  exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit number		Descriptions
31.1	*	Certification of the Chief Executive Officer and Chief Accounting Officer, dated August 14, 2007, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	*	Certification Chief Executive Officer and Chief Accounting Officer, dated August 14, 2007, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

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

Date: May 2, 2008

*    Pieter  DuRand  has  signed  both on  behalf  of the  registrant  as a duly authorized officer and as the Registrant's principal accounting officer.