Form 10KSB/A
period 2007-06-30
ECHO RESOURCES INC.
filed 2008-05-05
CIK 1084899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB/A

(Mark one)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

For the transition period from ______ to ______

Commission file number: 000-26703

ECHO RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	000-26703	98-0206030
(State or other jurisdictionof incorporation)	(Commission file number)	(IRS Employer Identification No.)

500 Australian Avenue South, Suite 700,West Palm Beach FL	33401
(Address of principal executive offices)	(Zip Code)

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

Operating Expenses

Operating expenses increased by $3,280 from $31,502 for the year ended December 31, 2006 to $34,782 for the year ended December 31, 2006. The increase in our net operating loss is due to the a increase in professional fees.

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

Loss per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the periods ended December 31, 2007 and 2006.

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

ECHO RESOURCES, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Echo Resources, Inc.
West Palm Beach, Florida

We have audited the accompanying balance sheet of Echo Resources, Inc., as of December 31, 2007, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Pollard-Kelley Auditing Services, Inc.
Independence, Ohio
March 12, 2008

Echo Resources, Inc.
Balance Sheet

December 31, 2007

ASSETS
CURRENT ASSETS
Cash	$19,846
Accounts receivable	0

Total current assets	19,846

OTHER ASSETS
Mining claim interest	0

Total other assets	0

Total Assets	$19,846

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable
Accrued interest	$30,287
Note payable	136,860

Total current liabilities	167,147

Total Liabilities	167,147

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000 shares authorized, 0 issued and outstanding	0
Common stock, $0.00005 par value, authorized 49,990,000 shares; 5,539,040 issued and outstanding	277
Additional paid-in capital	415,810
Deficit accumulated during the development stage	(563,388)

Total stockholders’ equity	(147,301)

Total Liabilities and Stockholders’ Equity	$19,846

The accompanying notes are an integral part of the financial statements

Echo Resources, Inc.
Statements of Operations
The Year Ended December 31,

	2007	2006

REVENUES	$0	$0

OPERATING EXPENSES:
General and administrative expenses	18,502	17,377
Professional fees	16,280	14,125

Total expenses	34,782	31,502

Interest expense	43,948	47,948

Net income (loss)	$(78,730)	$(79,450)

Income (loss) per weighted average common share	$(0.01)	$(0.01)

Number of weighted average common shares outstanding	5,539,040	5,539,040

The accompanying notes are an integral part of the financial statements

Echo Resources, Inc.
 Statement of Stockholders’ Equity (Deficit)

	Number of Shares	Common Stock	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity

BEGINNING BALANCE, January 1, 2005	5,539,040	$277	$415,810	$(292,280)	$123,807

Net loss	0	0	0	(187,537)	(187,537)

BALANCE, December 31, 2005	5,539,040	277	415,810	(479,817)	(63,730)
Beneficial Conversion Feature Discount	0	0	0	15,000	15,000
Net loss	0	0	0	(79,450)	(79,450)

BALANCE, December 31, 2006	5,539,040	277	415,810	(544,267)	(128,180)
Beneficial Conversion Feature Discount	0	0	0	47,000	47,000

Net loss	0	0	0	(78,730)	(78,730)

BALANCE, December 31, 2007	5,539,040	$277	$415,810	$(563,388)	$(147,301)

The accompanying notes are an integral part of the financial statements

Echo Resources, Inc.
Statements of Cash Flows
For the Year Ended December 31,

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(78,730)	$(79,450)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of beneficial conversion feature discount	32,554	49,897
Changes in operating assets and liabilities
Increase (decrease) in accounts payable - trade	0	0
Increase (decrease) in accrued interest expense	11,393	13,051

Net cash provided (used) by operating activities	(34,783)	(16,502)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on options	0	0

Net cash provided (used) by investing activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stockholder loan payable	0	0
Proceeds from note payable	47,080	15,000

Net cash provided by financing activities	47,080	15,000

Net increase (decrease) in cash	12,297	(1,502)

CASH, beginning of period	7,549	9,051

CASH, end of period	$19,846	$7,549
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-Cash Financing Activities:
Exchange of assets for reduction in notes payable	$50,000	$0

The accompanying notes are an integral part of the financial statements

ECHO RESOURCES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) The Company  CEO-Channel.com, Inc. is a Florida chartered development stage corporation which conducts business from its headquarters in Richmond, Virginia.  The Company was incorporated on February 3, 1999.

The Company began its business operations as a dot com at the height of the boom. In the fourth quarter of 2000, the Company realized that it would not be able to sustain its activities nor raise additional capital, so it ceased operations. In the second quarter 2002, control of the Company changed. At that time the Company received a cash investment in order to maintain its reporting status while the Company began to seek new opportunities. In late 2004, the Company began to actively seek potential merger candidates.

The following summarize the more significant accounting and reporting policies and practices of the Company:

(b) Use of estimates  The financial statements have been prepared in conformity with generally accepted accounting principles.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and revenues and expenses for the year then ended.  Actual results may differ significantly from those estimates.

(c) Start-up costs  Costs of start-up activities, including organization costs, are expensed as incurred, in accordance with Statement of Position (SOP) 98-5.

d) Stock compensation for services rendered The Company issues shares of common stock in exchange for services rendered.  The costs of the services are valued according to generally accepted accounting principles and have been charged to operations.

(e) Net income (loss) per share Basic loss per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period.

(f) Property and equipment All property and equipment are recorded at cost and depreciated over their estimated useful lives, using the straight-line method.  Upon sale or retirement, the cost and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is  included in the results of operations.  Repairs and maintenance charges, which do not increase the useful lives of the assets, are charged to operations as incurred.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $563,388 accumulated through December 31, 2007.  The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company is currently seeking additional capital to allow it to begin its planned operations

ECHO RESOURCES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - NOTES PAYABLE

In September 2004,  Echo issued a convertible  promissory note to allow advances up to $100,000.  As of September 30, 2005, $100,000 had been advanced to the company. The note bears seven percent interest,  is convertible at the lender's option at $2 per share, and is payable in one year. The lender has agreed to a third extension of  the maturity date for an additional year, to September 2008. The note has been discounted for its beneficial  conversion feature,  which will be amortized over the life of the note. A summary of the notes is as follows:

Notes Payable
Gross proceeds from notes	$100,000
Less: Beneficial conversion feature	(100,000)
Add: Amortization of discount	100,000

Value of note on December 31, 2007	$100,000

In September 2005, the Company issued another convertible promissory note with exactly the same terms as the first note, principal up to $100,000, interest at 7%, maturity in one year and convertible at the lenders option at $2 per share. At December 31, 2006, $65,000 had been advanced under this note. $22,000 was advanced under this note through the first half of 2007. The Company sold its mining claim interest to this creditor for a reduction of the promissory note balance in the amount of $50,000 in the third quarter of 2007. $25,000 was advanced under this loan at the end of the third quarter of 2007. The note was due September 30, 2006 and a one year extension of the due date to September 30,2008, has been received.

The second note has been discounted for its beneficial  conversion feature,  which will be amortized over the life of the note. A summary of the notes is as follows:

Notes Payable
Gross proceeds from notes	$112,000
Less: Loan set-off	(50,000)
Less: Beneficial conversion feature	(62,000)
Add: Amortization of discount	38,616

Value of note on December 31, 2007	$38,616

ECHO RESOURCES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 4 – CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents

NOTE 5 – USE OF ESTIMATES

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

NOTE 7 – INVESTMENT

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

SUMMARY COMPENSATION TABLE

					Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#) (#)	LTIP Payouts ($)	All Other Compensation ($)
Pieter DuRand	2007	$9,000	0	0	0	0	0	0
	2006	$9,000	0	0	0	0	0	0
	2005	$9,000	0	0	0	0	0	0

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

Common Stock
Beneficially Owned

Name and Address	Title of Class	Number	Percentage

Gala Enterprises Ltd. 102 Van Riebeeck St Potchefstroom, South Africa	Common	3,000,000	54.2%

All Executive Officers and Directors as a Group (One (1) person)	Common	3,000,000	54.2%

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

Date:       May 2, 2008

Echo Resources, Inc. (Registrant)

By:	/s/ Pieter DuRand
Pieter DuRand
President and Directors

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Pieter DuRand
Pieter DuRand	CEO, President & Director	May 2, 2008