Form 10QSB
period 2008-03-31
ECHO RESOURCES INC.
filed 2008-05-12
CIK 1084899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________

Form 10-QSB
_________________

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

☐	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission file number 000-26703

ECHO RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	000-26703	98-0206030
(State or other jurisdiction	(Commission file number)	(IRS Employer Identification No.)
of incorporation)

500 Australian Avenue South, Suite 700
West Palm Beach FL33401

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

As of  March 31, 2008,  there were  approximately  5,539,040  shares of the Issuer's common stock, par value $0.00005 per share outstanding.

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

Item 1 Legal Proceedings

Item 2 Changes in securities, use of proceeds and small business issuer of equity securities

Item 3 Defaults upon senior securities

Item 4 Submission of matters to a vote of security holders

Item 5 Other information

Item 6 Exhibits and reports on Form 8-K

SIGNATURES

EXHIBITS

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

Echo Resources, Inc.
(a development stage enterprise)
Balance Sheet
March 31,
(Unaudited)
2008

ASSETS
CURRENT ASSETS
Cash	$5,156
Accounts receivable	0

Total current assets	5,156

OTHER ASSETS
Mining claim interest	0

Total other assets	0

Total Assets	$5,156

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable
Accrued interest	$33,157
Note payable	149,945

Total current liabilities	183,102

Total Liabilities	183,102

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000 shares authorized, 0 issued and outstanding	0
Common stock, $0.00005 par value, authorized 49,990,000 shares; 5,539,040 issued and outstanding	277
Additional paid-in capital	415,810
Deficit accumulated during the development stage	(594,033)

Total stockholders’ equity	(177,946)

Total Liabilities and Stockholders’ Equity	$5,156

The accompanying notes are an integral part of the financial statements

Echo Resources, Inc.
(a development stage enterprise)
Statements of Operations
Three Months Ended March 31,
(Unaudited)

	2008	2007

REVENUES	$0	$0

OPERATING EXPENSES:
General and administrative expenses	3,690	5,738
Professional fees	11,000	7,885

Total expenses	14,690	13,623

Interest expense	15,955	7,885

Net income (loss)	$(30,645)	$(22,715)

Income (loss) per weighted average common share	$(0.01)	$(0.01)

Number of weighted average common shares outstanding	5,539,040	5,539,040

The accompanying notes are an integral part of the financial statements

Echo Resources, Inc.
(a development stage enterprise)
 Statement of Stockholders’ Equity (Deficit)

	Number of Shares	Common Stock	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity

BEGINNING BALANCE, January 1, 2005	5,539,040	$277	$415,810	$(292,280)	$123,807

Net loss	0	0	0	(187,537)	(187,537)

BALANCE, December 31, 2005	5,539,040	277	415,810	(479,817)	(63,730)
Beneficial Conversion Feature Discount	0	0	0	15,000	15,000
Net loss	0	0	0	(79,450)	(79,450)

BALANCE, December 31, 2006	5,539,040	277	415,810	(544,267)	(128,180)
Beneficial Conversion Feature Discount	0	0	0	47,000	47,000

Net loss	0	0	0	(78,730)	(78,730)

BALANCE, December 31, 2007	5,539,040	277	415,810	(563,388)	(147,301)
Beneficial Conversion Feature Discount	0	0	0	0	0
Net loss	0	0	0	(30,645)	(30,645)
ENDING BALANCE, March 31, 2008 (unaudited)	5,539,040	$277	$415,810	$(594,033)	$(177,946)

The accompanying notes are an integral part of the financial statements

Echo Resources, Inc.
(a development stage enterprise)
Statements of Cash Flows
Three Months Ended March 31,
(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,645)	$(22,715)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of beneficial conversion feature discount	13,085	4,329
Changes in operating assets and liabilities
Increase (decrease) in accounts payable - trade	0	0
Increase (decrease) in accrued interest expense	2,870	2,892

Net cash provided (used) by operating activities	(14,690)	(15,494)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on options	0	0

Net cash provided (used) by investing activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stockholder loan payable	0	0
Proceeds from note payable	0	10,000

Net cash provided by financing activities	0	10,000

Net increase (decrease) in cash	(14,690)	(5,494)

CASH, beginning of period	19,846	7,549

CASH, end of period	$5,156	$2,055
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-Cash Financing Activities:
Exchange of assets for reduction in notes payable	$0	$0

The accompanying notes are an integral part of the financial statements

Echo Resources, Inc.
(a development stage enterprise)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) The Company Echo Resources, Inc. is a Delaware chartered development stage corporation which conducts business from its headquarters in West Palm Beach, Florida.

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

(d) Stock compensation for services rendered The Company may issue shares of common stock in exchange for services rendered.  The costs of the services are valued according to generally accepted accounting principles and have been charged to operations.

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

(g)  Interim financial information The financial statements for the three months ended March 31, 2008 and 2007 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $594,033 accumulated through March 31, 2008.  The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company is currently seeking additional capital to allow it to begin its planned operations

NOTE 3 - NOTES PAYABLE

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

Echo Resources, Inc.
(a development stage enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - NOTES PAYABLE, continued

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

The second note has been discounted for its beneficial  conversion feature,  which will be amortized over the life of the note. A summary of the notes is as follows:

Notes Payable
Gross proceeds from notes	$112,000
Less: Loan set-off	(50,000)
Less: Beneficial conversion feature	(62,000)
Add: Amortization of discount	49,945

Value of note on March 31, 2008	$49,945

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

Overview

The Company is a development stage company and has not yet generated or realized any  revenues  from  business  operations.  The  Company's business  strategy changed in the third quarter 2007 to seeking potential merger candidates.  The  Company's  auditors  have issued a going concern  opinion in our audited  financial  statements for the fiscal year ended December 31, 2007. This means that our auditors  believe there is doubt that the Company can continue as an on-going  business for the next twelve  months unless it obtains  additional capital to pay its bills. This is because the Company has not  generated  any  revenues and no revenues  are currently anticipated. Accordingly, we must raise cash from sources such as investments by others in the Company and through possible  transactions  with strategic or joint venture partners. We do not  plan  to use any capital raised for the purchase or sale of any plant or  significant  equipment. The following  discussion and analysis  should be read in  conjunction  with the financial  statements  of the  Company  and  the  accompanying  notes  appearing subsequently under the caption "Financial Statements."

Comparison of Operating Results for the Quarter Ended March 31, 2008 to the Quarter Ended March 31, 2007

Revenues

The Company did not  generate  any revenues from operations for the three months ended March 31, 2008 or 2007. Accordingly,  comparisons with prior periods are not meaningful.  The Company is subject to risks  inherent in the  establishment  of a new business  enterprise, including limited capital  resources,  possible delays in the exploration of its properties,  and  possible  cost  overruns  due to price and cost  increases  in services.

Operating Expenses

Operating  expenses increased by $1,067 from $13,623 for the three months ended March 31, 2007 to $14,690 for the three months ended March 31, 2008. The increase in our net operating expenses is due to increased professional fees expenses incurred.

Interest Expense

Interest expense for the three months ended March 31, 2008 and 2007 was $15,955 and $7,885, respectively. The increase is due to larger beneficial conversion discount amortization.

Net Income/Loss

Net loss increased by $7,930 from net loss of $22,715 for the three months ended March 31, 2007 to a net loss of $30,645 for the three months ended March 31, 2008. The increase in net operating loss is due to the increase in amortization of beneficial conversion feature for convertible notes.

At March 31, 2008, our accumulated deficit was $594,033.

Assets and Liabilities

Our total assets were  $5,156 at March 31, 2008.  Our assets  consist primarily of cash of $5,156.

Total Current  Liabilities  are $183,102 at March 31, 2008.  Our notes payable  are for  $162,000. The notes were  discounted  by  $162,000  for their beneficial conversion features. At March 31, 2008, $149,945 of the discount has been amortized.

Financial Condition, Liquidity and Capital Resources

At March 31, 2008, we had cash and cash equivalents of $5,156. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. To date, we have not generated cash flow from operations. Consequently, we have been dependent upon a third party non-affiliate,  Confederated Finance Corp. ("Confederated"), to fund our cash  requirements.  Specifically,  we have  entered  into  two  Convertible Promissory Notes ("Notes") with Confederated for the principal sum or so much of the principal sum of Two Hundred Thousand Dollars ($200,000) as may from time to time have been advanced and be  outstanding,  together with accrued  interest at the rate of 7% per annum.  The entire  unpaid  balance of  principal(subject  to conversion of such principal as provided in the Note) and all accrued and unpaid interest  shall be due and payable on the day prior to the first  anniversary of  the Effective Date of the Note.

As of March 31, 2008, we had a working capital deficit of $177,946. At March 31, 2008, we had no outstanding  debt other than  convertible  notes payable to Confederated  and accrued interest payable on the Notes. The Company will seek funds from possible strategic  and joint  venture  partners  and  financing  to cover any short term operating deficits and provide for long term working capital.  No assurances can be given that the Company will  successfully  engage  strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

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

Plan of Operation

The Company's  plan of operation  through  December 31, 2008 is to focus on finding a suitable merger candidate or a viable business plan. The Company is seeking to raise capital to implement the Company's  business  strategy.  In the event  additional  capital  is not  raised,  the  Company  may  seek  a  merger, acquisition or outright sale.

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

Loss per share:  Basic loss per share excludes  dilution and is computed by dividing the loss  attributable to common  shareholders by the  weighted-average number of common  shares  outstanding  for the  period.  Diluted  loss per share reflects  the  potential  dilution  that  could  occur  if  securities  or other contracts to issue common stock were exercised or converted into common stock or resulted  in the  issuance of common  stock that  shared in the  earnings of the
Company.  Diluted loss per share is computed by dividing  the loss  available to common  shareholders by the weighted average number of common shares outstanding for  the  period  and  dilutive   potential  common  shares  outstanding  unless consideration  of  such  dilutive   potential  common  shares  would  result  in anti-dilution.  Common stock  equivalents were not considered in the calculation of diluted loss per share as their effect would have been  anti-dilutive for the periods ended March 31, 2008 and 2007.

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

None.

Item 3   Defaults upon senior securities

None

Item 4   Submission of matters to a vote of security holders

None

Item 5   Other information

None

Item 6   Exhibits and reports on Form 8-K

(a) The following  sets forth those  exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit number		Descriptions

31.1	*	Certification of the Chief Executive Officer and Acting Chief Financial Officer, dated May 14, 2008, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	*	Certification Chief Executive Officer and Acting Chief Financial Officer, dated May 14, 2008, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

____________

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
President and Chairman of the Board*
Date: May 12, 2008

*    Pieter  DuRand  has  signed  both on  behalf  of the  registrant  as a duly authorized officer and as the Registrant's principal accounting officer.