Form 10-Q
period 2008-06-30
ECHO RESOURCES INC.
filed 2008-08-12
CIK 1084899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

(Mark one)

☒  Quarterly  Report Under Section 13 or 15(d) of The Securities  Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the issuer (1) has filed all reports  required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐.

Indicate by check mark whether the registrant is an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒  Yes    ☐No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of July 31, 2008,  there were  approximately  5,539,040  shares of the Issuer's common stock, par value $0.00005 per share outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this quarterly report on Form 10-Q contain or may contain forward-looking  statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These forward-looking statements were based on various factors and were derived utilizing  numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to,  economic, political and market conditions and fluctuations, government and industry regulation,  interest rate risk, U.S. and global competition, and other factors including the risk factors set forth in our Form 10-KSB. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place  undue reliance on these forward-looking statements, which speak only as of the date of this  report. Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing  obligations to  disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated  events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

INDEX

PART I. - FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2	Management's Discussion and Analysis or Plan of Operations

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Item 4T.	Controls and Procedures

PART II. - OTHER INFORMATION

Item 1	Legal Proceedings

Item 1A.	Risk Factors

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3	Defaults Upon Senior Securities

Item 4	Submission of Matters to a Vote of Security Holders

Item 5	Other Information

Item 6	Exhibits

SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Echo Resources, Inc.
(a development stage enterprise)
Balance Sheet

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$21,746	$19,846
Accounts receivable	0	0

Total current assets	21,746	19,846

OTHER ASSETS
Mining claim interest	0	0

Total other assets	0	0

Total Assets	$21,746	$19,846

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable
Accrued interest	$36,145	$30,287
Note payable	157,480	136,860

Total current liabilities	193,625	167,147

Total Liabilities	193,625	167,147

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000 shares authorized, 0 issued and outstanding	0	0
Common stock, $0.00005 par value, authorized 49,990,000 shares; 5,539,040 issued and outstanding	277	277
Additional paid-in capital	415,810	415,810
Deficit accumulated during the development stage	(587,966)	(563,388)

Total stockholders’ equity	(171,879)	(147,301)

Total Liabilities and Stockholders’ Equity	$21,746	$19,846

The accompanying notes are an integral part of the financial statements

Echo Resources, Inc.
(a development stage enterprise)
Statements of Operations
Six Months Ended June 30,
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

REVENUES	$0	$0	$0	$0

OPERATING EXPENSES
General and administrative	1,409	1,012	5,099	6,750
Professional fees	2,000	4,500	13,000	12,385

Net operating loss	3,409	5,512	18,099	19,135

Interest expense	10,523	11,429	26,478	18,650

Net loss	$(13,932)	$(16,941)	$(44,577)	$(37,785)

Basic net loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares outstanding	5,539,040	5,539,040	5,539,040	5,539,040

The accompanying notes are an integral part of the financial statements.

Echo Resources, Inc.
(a development stage enterprise)
 Statement of Stockholders’ Equity (Deficit)

	Number of Shares	Common Stock	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity

BEGINNING BALANCE, January 1, 2005	5,539,040	$277	$415,810	$(292,280)	$123,807

Net loss	0	0	0	(187,537)	(187,537)

BALANCE, December 31, 2005	5,539,040	277	415,810	(479,817)	(63,730)
Beneficial Conversion Feature Discount	0	0	0	15,000	15,000
Net loss	0	0	0	(79,450)	(79,450)

BALANCE, December 31, 2006	5,539,040	277	415,810	(544,267)	(128,180)
Beneficial Conversion Feature Discount	0	0	0	47,000	47,000
Net loss	0	0	0	(78,730)	(78,730)

BALANCE, December 31, 2007	5,539,040	277	415,810	(563,388)	(147,301)
Beneficial Conversion Feature Discount	0	0	0	20,000	20,000
Net loss	0	0	0	(44,577)	(44,577)
ENDING BALANCE, June 30, 2008 (unaudited)	5,539,040	$277	$415,810	$(587,965)	$(171,878)

The accompanying notes are an integral part of the financial statements.

Echo Resources, Inc.
(a development stage enterprise)
Statements of Cash Flows
Six Months Ended June 30,
(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(44,577)	$(37,785)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of beneficial conversion feature discount	20,619	10,666
Changes in operating assets and liabilities
Increase (decrease) in accounts payable - trade	0	0
Increase (decrease) in accrued interest expense	5,858	6,113

Net cash provided (used) by operating activities	(18,100)	(21,006)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on options	0	0

Net cash provided (used) by investing activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stockholder loan payable	0	0
Proceeds from note payable	20,000	22,000

Net cash provided by financing activities	20,000	22,000

Net increase (decrease) in cash	1,900	994

CASH, beginning of period	19,846	7,549

CASH, end of period	$21,746	$8,543
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-Cash Financing Activities:
Exchange of assets for reduction in notes payable	$0	$0

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

(g)  Interim financial information The financial statements for the six months ended June 30, 2008 and 2007 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year results.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $587,966 accumulated through June 30, 2008.  The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company is currently seeking additional capital to allow it to begin its planned operations

NOTE 3 - NOTES PAYABLE

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

In September 2005, the Company issued another convertible promissory note with exactly the same terms as the first note, principal up to $100,000, interest at 7%, maturity in one year and convertible at the lenders option at $2 per share. At December 31, 2006, $65,000 had been advanced under this note. $22,000 was advanced under this note through the first half of 2007. The Company sold its mining claim interest to this creditor for a reduction of the promissory note balance in the amount of $50,000 in the third quarter of 2007. $25,000 was advanced under this loan at the end of the third quarter of 2007. The note was due September 30, 2006 and a one year extension of the due date to September 30, 2008, has been received.

The second note has been discounted for its beneficial  conversion feature,  which will be amortized over the life of the note. A summary of the notes is as follows:

Notes Payable
Gross proceeds from notes	$132,000
Less: Loan set-off	(50,000)
Less: Beneficial conversion feature	(82,000)
Add: Amortization of discount	57,479

Value of note on June 30, 2008	$57,479

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

Comparison of Operating Results for the Quarter Ended June 30, 2008 to the Quarter Ended June 30, 2007

Revenues

The Company did not generate any revenues from operations for the three months ended June 30, 2008 or 2007. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and cost increases in services.

Operating Expenses

Operating expenses decreased by $2,103 from $5,512 for the three months ended June 30, 2007 to $3,409 for the three months ended June 30, 2008. The decrease in our net operating expenses is due to decreased professional fees expenses incurred.

Interest Expense

Interest expense for the three months ended June 30, 2008 and 2007 was $10,523 and $11,429, respectively. The decrease is due to a decrease in beneficial conversion discount amortization.

Net Income/Loss

Net loss decreased by $3,009 from net loss of $16,941 for the three months ended June 30, 2007 to a net loss of $13,932 for the three months ended June 30, 2008. The decrease in net operating loss is due to the decrease in amortization of beneficial conversion feature for convertible notes.

At June 30, 2008, our accumulated deficit was $587,966.

Assets and Liabilities

Our total assets were  $21,746 at June 30, 2008.  Our assets consist of cash of $21,746.

Total Current  Liabilities  are $193,625 at June 30, 2008.  Our notes payable  are for  $182,000. The notes were  discounted  by  $182,000  for their beneficial conversion features. At June 30, 2008, $157,480 of the discount has been amortized.

Financial Condition, Liquidity and Capital Resources

At June 30, 2008, we had cash and cash equivalents of $21,746. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. To date, we have not generated cash flow from operations. Consequently, we have been dependent upon a third party non-affiliate, Confederated Finance Corp. ("Confederated"), to fund our cash requirements. Specifically, we have entered into two Convertible Promissory Notes ("Notes") with Confederated for the principal sum or so much of the principal sum of Two Hundred Thousand Dollars ($200,000) as may from time to time have been advanced and be outstanding, together with accrued interest at the rate of 7% per annum. The entire unpaid balance of principal(subject to conversion of such principal as provided in the Note) and all accrued and unpaid interest shall be due and payable on the day prior to the first anniversary of the Effective Date of the Note.

As of June 30, 2008, we had a working capital deficit of $171,879. At June 30, 2008, we had no outstanding debt other than convertible notes payable to Confederated and accrued interest payable on the Notes. The Company will seek funds from possible strategic and joint venture partners and financing to cover any short term operating deficits and provide for long term working capital. No assurances can be given that the Company will successfully engage strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

No trends have been identified which would materially  increase or decrease our results of operations or liquidity.

We have short-term liquidity problems that will be addressed by the Convertible Note, which we have a balance of $18,000 to draw for working capital. For long-term liquidity, we believe that we will need to raise additional capital to remain an ongoing concern; however, as stated above no commitments have been made as of this date.

Comparison  of  Operating  Results for the  Six Months  Ended June 30, 2008 to the Six Months Ended June 30, 2007

Revenues

The Company did not generate any revenues from operations for the six months ended June 30, 2008 or 2007. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and cost increases in services.

Operating Expenses

Operating expenses decreased by $1,036 from $19,135 for the six months ended June 30, 2007 to $18,099 for the six months ended June 30, 2008. The decrease in our operating expenses is due to decreased shareholder service fees we incurred for the six months ended June 30, 2008.

Interest Expense

Interest expense for the six months ended June 30, 2008, and 2007 was $26,478 and $18,650 respectively. The increase in our interest expense is due to the amortization of the beneficial conversion feature of the convertible promissory note entered into with Confederated Finance Corp. ("Convertible Note").

Net Income/Loss

Net loss increased by $6,792 from net loss of $37,785 for the six months ended June 30, 2007 to a net loss of $44,577 for the six months ended June 30, 2008. The increase in net operating loss is due to the increase in the amortization of beneficial conversion feature for convertible notes.

At June 30, 2008, our accumulated deficit was $587,966.

Assets and Liabilities

Our total assets were  $21,746 at June 30, 2008.  Our assets consist of cash of $21,746.

Total Current Liabilities are $193,625 at June 30, 2008. Our notes payable are for $182,000. The notes were discounted by $182,000 for their beneficial conversion features. At June 30, 2008, $157,480 of the discount has been amortized.

Financial Condition, Liquidity and Capital Resources

At June 30, 2008, we had cash and cash equivalents of $21,746. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. To date, we have not generated cash flow from operations. Consequently, we have been dependent upon a third party non-affiliate, Confederated Finance Corp. ("Confederated"), to fund our cash requirements. Specifically, we have entered into two Convertible Promissory Notes ("Notes") with Confederated for the principal sum or so much of the principal sum of Two Hundred Thousand Dollars ($200,000) as may from time to time have been advanced and be outstanding, together with accrued interest at the rate of 7% per annum. The entire unpaid balance of principal(subject to conversion of such principal as provided in the Note) and all accrued and unpaid interest shall be due and payable on the day prior to the first anniversary of the Effective Date of the Note.

As of June 30, 2008, we had a working capital deficit of $171,879. At June 30, 2008, we had no outstanding debt other than convertible notes payable to Confederated and accrued interest payable on the Notes. The Company will seek funds from possible strategic and joint venture partners and financing to cover any short term operating deficits and provide for long term working capital. No assurances can be given that the Company will successfully engage strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

No trends have been identified which would materially  increase or decrease our results of operations or liquidity.

We have short-term liquidity problems that will be addressed by the Convertible Note, which we have a balance of $18,000 to draw for working capital. For long-term liquidity, we believe that we will need to raise additional capital to remain an ongoing concern; however, as stated above no commitments have been made as of this date.

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

Loss per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the periods ended June 30, 2008 and 2007.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The Company is not subject to any specific market risk other than that encountered by any other public company related to being publicly traded.

Item 4T - Controls and Procedures

Our management, which includes our Chief Executive Officer who also serves as our principal financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") as of the end of the period covered by this report. Based upon that evaluation, our management has concluded that our disclosure controls and procedures are not effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended, because of adjustments required by our independent auditors, primarily in the area of notes payable. Specifically, our independent auditors identified deficiencies in our internal controls and disclosures related to the valuation and amortization of beneficial conversion features on our notes payable. We have made the necessary adjustments to our financial statements and footnote disclosures in our Interim Report on Form 10-Q. We are in the process of improving our internal controls in an effort to remediate the deficiencies. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the end of the period covered by this report based on such evaluation.

PART II
OTHER INFORMATION

Item 1  Legal Proceedings

None.

Item 2  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3   Defaults Upon Senior Securities

None

Item 4   Submission of Matters to a Vote of Security Holders

None

Item 5   Other Information

None

Item 6   Exhibits

(a) The following  sets forth those  exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit
number   Descriptions

31.1          * Certification of the Chief Executive Officer, dated August 11, 2008, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2         * Certification of the Acting Chief Financial Officer, dated August 11, 2008, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1         * Certification Chief Executive Officer, dated August 11, 2008, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.1         * Certification Acting Chief Financial Officer, dated August 11, 2008, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

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

Date: August 11, 2008

*    Pieter  DuRand  has  signed  both on  behalf  of the  registrant  as a duly authorized officer and as the Registrant's principal accounting officer.