Form 10KSB/A
period 2007-12-31
ECHO RESOURCES INC.
filed 2008-09-25
CIK 1084899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB/A

[X]  ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2007

or

[_]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 000-26703

ECHO RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	000-26703	98-0206030
(State or other jurisdiction of incorporation)	(Commission file number)	(IRS Employer Identification No.)

500 Australian Avenue South, Suite 700, West Palm Beach FL	33401
(Address of principal executive offices)	(Zip Code)

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

Year 2006	High	Low

First Quarter	4.3	4
Second Quarter	4.6	4.25
Third Quarter	4.75	4.45
Fourth Quarter	4.9	4.65

Year 2007	High	Low

First Quarter	4.9	3.25
Second Quarter	3.25	1.5
Third Quarter	1.5	1.25
Fourth Quarter	1.5	1.18

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
(Registrant)

Date: September 25, 2008

By: /s/ Pieter DuRand
Pieter DuRand, President and Director

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Pieter DuRand	CEO, President & Director	September 25, 2008
Pieter DuRand