Form 10-Q
period 2008-09-30
ECHO RESOURCES INC.
filed 2008-11-18
CIK 1084899

UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                               WASHINGTON, DC 20549

                                                     Form 10-Q


(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008


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

         Large accelerated filer |_|      Accelerated filer |_|
         Non-accelerated filer  |_|       Smaller reporting company  |X|


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |X| Yes |_| No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of October 31, 2008, there were approximately 5,539,040 shares of the Issuer's common stock, par value $0.00005 per share outstanding.


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
Statements of Stockholders' Equity...........................................F-6
Statements of Cash Flows.....................................................F-7
Notes to Financial Statement.................................................F-8

ITEM 2.  Management's Discussion and Analysis or Plan of Operations           10

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk           13

ITEM 4T. Controls and Procedures                                              13

                          PART II. - OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                    14

ITEM 1A. Risk Factors                                                         14

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds          14

ITEM 3.  Defaults Upon Senior Securities                                      14

ITEM 4.  Submission of Matters to a Vote of Security Holders                  14

ITEM 5.  Other Information                                                    14

ITEM 6.  Exhibits and Reports                                                 15

SIGNATURES                                                                    15

                         PART I. - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                              Echo Resources, Inc.
                        (a development stage enterprise)
                                  Balance Sheet

                                                                   September     December
                                                                   30, 2008      31, 2007
                                                                  -----------   -----------
                                                                  (Unaudited)
                                     ASSETS
CURRENT ASSETS
  Cash                                                            $     7,821   $    19,846
  Accounts receivable                                                       0             0
                                                                  -----------   -----------
          Total current assets                                          7,821        19,846
                                                                  -----------   -----------
OTHER ASSETS
   Mining claim interest                                                    0             0
                                                                  -----------   -----------
          Total other assets                                                0             0
                                                                  -----------   -----------
Total Assets                                                      $     7,821   $    19,846
                                                                  ===========   ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable
     Accrued interest                                             $    39,357   $    30,287
     Note payable                                                     169,233       136,860
                                                                  -----------   -----------
          Total current liabilities                                   208,590       167,147
                                                                  -----------   -----------
Total Liabilities                                                     208,590       167,147
                                                                  -----------   -----------
STOCKHOLDERS' EQUITY
  Preferred stock, $0.0001 par value, 10,000 shares authorized,
       0 issued and outstanding                                             0             0
  Common stock, $0.00005 par value, authorized 49,990,000 shares;
      5,539,040 issued and outstanding                                    277           277
  Additional paid-in capital                                          415,810       415,810
  Deficit accumulated during the development stage                   (616,856)     (563,388)
                                                                  -----------   -----------
          Total stockholders' equity                                 (200,769)     (147,301)
                                                                  -----------   -----------
Total Liabilities and  Stockholders' Equity                       $     7,821   $    19,846
                                                                  ===========   ===========






     The accompanying notes are an integral part of the financial statements

                              Echo Resources, Inc.
                        (a development stage enterprise)
                            Statements of Operations
                         Nine Months Ended September 30,
                                   (unaudited)

                                                                                                               Period from
                                                Three Months                       Nine Months              December 15, 1997
                                            Ended September 30,                Ended September 30,            (Inception)
                                     --------------------------------    -------------------------------        through
                                                                                                             September 30,
                                          2008              2007              2008             2007               2008
                                     --------------    --------------    --------------   --------------    ---------------

REVENUES                             $            0    $            0    $            0   $            0    $       194,667

COST OF SALES                                     0                 0                 0                0            164,223
                                     --------------    --------------    --------------   --------------    ---------------
GROSS MARGIN                                      0                 0                 0                0             30,444

OPERATING EXPENSES
   Depreciation                                   0                 0                 0                0                280
   Write-off assets                               0                 0                 0                0             44,195
   General and administrative                 6,925             3,913            12,024           10,663            349,952
   Professional fees                          7,000                 0            20,000           12,385            159,776
                                     --------------    --------------    --------------   --------------    ---------------
          Net operating loss                 13,925             3,913            32,024           23,048            554,203
                                     --------------    --------------    --------------   --------------    ---------------

   Interest expense                          14,965            11,731            41,443           30,381            257,320
                                     --------------    --------------    --------------   --------------    ---------------

Net loss                             $      (28,890)   $      (15,644)   $      (73,467)  $      (53,429)   $      (616,856)
                                     ==============    ==============    ==============   ==============    ===============

Basic net loss per share             $        (0.00)   $        (0.01)   $        (0.01)  $        (0.01)
                                     ==============    ==============    ==============   ==============

Weighted average shares outstanding       5,539,040         5,539,040         5,539,040        5,539,040
                                     ==============    ==============    ==============   ==============

















     The accompanying notes are an integral part of the financial statements

                              Echo Resources, Inc.
                        (a development stage enterprise)
                   Statement of Stockholders' Equity (Deficit)


                                                                                              Deficit
                                                                                            Accumulated
                                                                             Additional      During the         Total
                                                    Number of     Common       Paid-in      Development     Stockholders'
                                                     Shares        Stock       Capital         Stage           Equity
                                                  ------------- ----------- ------------- ---------------- ---------------
BEGINNING BALANCE, January 1, 2005                    5,539,040 $       277 $     415,810 $       (292,280)$       123,807

Net loss                                                      0           0             0         (187,537)       (187,537)
                                                  ------------- ----------- ------------- ---------------- ---------------

BALANCE, December 31, 2005                            5,539,040         277       415,810         (479,817)        (63,730)
Beneficial Conversion Feature Discount                        0           0             0           15,000          15,000
Net loss                                                      0           0             0          (79,450)        (79,450)
                                                  ------------- ----------- ------------- ---------------- ---------------

BALANCE, December 31, 2006                            5,539,040         277       415,810         (544,267)       (128,180)
Beneficial Conversion Feature Discount                        0           0             0           47,000          47,000

Net loss                                                      0           0             0          (78,730)        (78,730)
                                                  ------------- ----------- ------------- ---------------- ---------------

BALANCE, December 31, 2007                            5,539,040         277       415,810         (563,388)       (147,301)
Beneficial Conversion Feature Discount                        0           0             0           20,000          20,000
Net loss                                                      0           0             0          (73,467)        (73,467)
                                                  ------------- ----------- ------------- ---------------- ---------------

ENDING BALANCE, September 30, 2008 (unaudited)    $   5,539,040 $       277 $     415,810 $       (616,855)$      (200,768)
                                                  ============= =========== ============= ================ ===============











     The accompanying notes are an integral part of the financial statements

                              Echo Resources, Inc.
                        (a development stage enterprise)
                            Statements of Cash Flows
                         Nine Months Ended September 30,
                                   (Unaudited)


                                                                                                  Period from
                                                                                              December 15, 1997
                                                                                             (Inception) through
                                                                                                 September 30,
                                                               2008               2007               2008
                                                           ---------------- --------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                   $        (73,467)$      $(53,429)$         (616,856)
Adjustments to reconcile net loss to net cash used by
operating activities:
  Amortization of beneficial conversion feature discount             32,373          27,575           219,233
  Depreciation                                                            0               0               280
  Imputed interest                                                        0               0             1,200
  Write off of assets                                                     0               0            44,195
Changes in operating assets and liabilities
  Increase (decrease) in accounts payable - trade                         0               0                 0
  Increase (decrease) in accrued interest expense                     9,069           8,559            39,357
                                                           ---------------- --------------- ------------------
Net cash provided (used) by operating activities                    (32,025)        (17,295)          (312,591)
                                                           ---------------- --------------- ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in assets                                                     0               0            (94,475)
                                                           ---------------- --------------- ------------------
Net cash provided (used) by investing activities                          0               0            (94,475)
                                                           ---------------- --------------- ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stockholder loan payable                                    0               0             14,197
Repayments on stockholder loans                                           0               0            (19,354)
Proceeds from the sale of common stock                                    0               0            192,964
Proceeds from note payable                                           20,000          37,000            227,080
                                                           ---------------- --------------- ------------------

Net cash provided by financing activities                            20,000          37,000            414,887
                                                           ---------------- --------------- ------------------

Net increase (decrease) in cash                                     (12,025)         19,705              7,821
                                                           ---------------- --------------- ------------------

CASH, beginning of period                                            19,846           7,549                  0
                                                           ---------------- --------------- ------------------

CASH, end of period                                        $          7,821 $        27,254 $            7,821
                                                           ================ =============== ==================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-Cash Financing Activities:
   Exchange of assets for reduction in notes payable       $              0 $             0 $           50,000
                                                           ================ =============== ==================









     The accompanying notes are an integral part of the financial statements

                              Echo Resources, Inc.
                        (a development stage enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                (Information with regard to the nine months ended
                    September 30, 2008 and 2007 is unaudited)


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

(g) Interim financial information The financial statements for the nine months ended September 30, 2008 and 2007 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the nine months are not indicative of a full year results.


NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $616,856 accumulated through September 30, 2008. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to begin its planned operations

                              Echo Resources, Inc.
                        (a development stage enterprise)
                          NOTES TO FINANCIAL STATEMENTS


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

The second note has been discounted for its beneficial conversion feature, which will be amortized over the life of the note. A summary of the notes is as follows:

                                                   Notes Payable
                                                   -------------
          Gross proceeds from notes                $     132,000
             Less: Loan set-off                          (50,000)
          Less: Beneficial conversion feature            (82,000)
          Add: Amortization of discount                   69,233
                                                   -------------
        Value of note on June 30, 2008             $      69,233
                                                   =============


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

     Comparison of Operating Results for the Quarter Ended September 30, 2008 to the Quarter Ended September 30, 2007

Revenues

     The Company did not generate any revenues from operations for the three months ended September 30, 2008 or 2007. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and cost increases in services.

Operating Expenses

     Operating expenses increased by $10,012 from $3,913 for the three months ended September 30, 2007 to $13,925 for the three months ended September 30, 2008. The increase in our operating expenses is due to increased professional fees and general and administrative expenses incurred.

Interest Expense

     Interest expense for the three months ended September 30, 2008 and 2007 was $14,965 and $11,731, respectively. The increase is due to an increase in beneficial conversion discount amortization.

Net Income/Loss

     Net loss increased by $13,246 from net loss of $15,644 for the three months ended September 30, 2007 to a net loss of $28,890 for the three months ended September 30, 2008. The increase in net operating loss is due to the increase in amortization of beneficial conversion feature for convertible notes and increase in operating expenses

     At September 30, 2008, our accumulated deficit was $616,856.

Assets and Liabilities

     Our total assets were $7,821 at September 30, 2008. Our assets consist of cash of $7,821.

     Total Current Liabilities are $208,590 at September 30, 2008. Our notes payable are for $182,000. The notes were discounted by $182,000 for their beneficial conversion features. At September 30, 2008, $169,233 of the discount has been amortized.

Financial Condition, Liquidity and Capital Resources

     At September 30, 2008, we had cash and cash equivalents of $7,821. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. To date, we have not generated cash flow from operations. Consequently, we have been dependent upon a third party non-affiliate, Confederated Finance Corp. ("Confederated"), to fund our cash requirements. Specifically, we have entered into two Convertible Promissory Notes ("Notes") with Confederated for the principal sum or so much of the principal sum of Two Hundred Thousand Dollars ($200,000) as may from time to time have been advanced and be outstanding, together with accrued interest at the rate of 7% per annum. The entire unpaid balance of principal(subject to conversion of such principal as provided in the Note) and all accrued and unpaid interest shall be due and payable on the day prior to the first anniversary of the Effective Date of the Note.

     As of September 30, 2008, we had a working capital deficit of $200,769. At September 30, 2008, we had no outstanding debt other than convertible notes payable to Confederated and accrued interest payable on the Notes. The Company will seek funds from possible strategic and joint venture partners and financing to cover any short term operating deficits and provide for long term working capital. No assurances can be given that the Company will successfully engage strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

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

Comparison of Operating Results for the Nine Months Ended September 30, 2008 to the Nine Months Ended September 30, 2007

Revenues

     The Company did not generate any revenues from operations for the nine months ended September 30, 2008 or 2007. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and cost increases in services.

Operating Expenses

     Operating expenses increased by $8,976 from $23,048 for the nine months ended September 30, 2007 to $32,024 for the nine months ended September 30, 2008. The increase in our operating expenses is due to increased professional fees incurred for the nine months ended September 30, 2008.

Interest Expense

     Interest expense for the nine months ended September 30, 2008, and 2007 was $41,443 and $30,381 respectively. The increase in our interest expense is due to the amortization of the beneficial conversion feature of the convertible promissory note entered into with Confederated Finance Corp. ("Convertible Note").

Net Income/Loss

     Net loss increased by $20,038 from net loss of $53,429 for the nine months ended September 30, 2007 to a net loss of $73,467 for the nine months ended September 30, 2008. The increase in net operating loss is due to the increase in the amortization of beneficial conversion feature for convertible notes and increased professional fees.

     At September 30, 2008, our accumulated deficit was $616,856.

Assets and Liabilities

     Our total assets were $7,821 at September 30, 2008. Our assets consist of cash of $7,821.

     Total Current Liabilities are $208,590 at September 30, 2008. Our notes payable are for $182,000. The notes were discounted by $182,000 for their beneficial conversion features. At September 30, 2008, $169,233 of the discount has been amortized.

Financial Condition, Liquidity and Capital Resources

     At September 30, 2008, we had cash and cash equivalents of $7,821. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. To date, we have not generated cash flow from operations. Consequently, we have been dependent upon a third party non-affiliate, Confederated Finance Corp. ("Confederated"), to fund our cash requirements. Specifically, we have entered into two Convertible Promissory Notes ("Notes") with Confederated for the principal sum or so much of the principal sum of Two Hundred Thousand Dollars ($200,000) as may from time to time have been advanced and be outstanding, together with accrued interest at the rate of 7% per annum. The entire unpaid balance of principal(subject to conversion of such principal as provided in the Note) and all accrued and unpaid interest shall be due and payable on the day prior to the first anniversary of the Effective Date of the Note.

     As of September 30, 2008, we had a working capital deficit of $200,769. At September 30, 2008, we had no outstanding debt other than convertible notes payable to Confederated and accrued interest payable on the Notes. The Company will seek funds from possible strategic and joint venture partners and financing to cover any short term operating deficits and provide for long term working capital. No assurances can be given that the Company will successfully engage strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

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

     Loss per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti- dilutive for the periods ended September 30, 2008 and 2007.

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


ITEM 4T. Controls and Procedures

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



                            PART II. OTHER INFORMATION


ITEM 1.  Legal Proceedings

     None.


ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     None.


ITEM 3.  Defaults Upon Senior Securities

     None


ITEM 4.  Submission of Matters to a Vote of Security Holders

     None


ITEM 5.  Other Information

     None

ITEM 6.  Exhibits and Reports

     (a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit
number      Descriptions
--------  -----------------------

31.1 * Certification of the Chief Executive Officer, dated November 13, 2008, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2 * Certification of the Acting Chief Financial Officer, dated November 13, 2008, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1      *  Certification  Chief  Executive  Officer and Acting Chief Financial
          Officer,   dated  November  13,  2008,  pursuant  to  Section  906  of
          Sarbanes-Oxley Act of 2002.
------------
*    Filed herewith.

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

Date: November 13, 2008


* Pieter DuRand has signed both on behalf of the registrant as a duly authorized officer and as the Registrant's principal accounting officer.