Form 10KSB/A
period 2007-12-31
ECHO RESOURCES INC.
filed 2008-11-24
CIK 1084899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 FORM 10-KSB/Amendment 3


(Check one)
--------------------
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


Of the 5,539,040 shares of voting stock of the registrant issued and outstanding as of October 31, 2008 -0- shares were held by non-affiliates. The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing bid price of its Common Stock as reported on the OTC Bulletin Board on October 31, 2008: US$557,566.


Transitional Small Business Disclosure Format (check one):  Yes |_|  No |X|

                                Table of Contents

                                                                        Page No.
                                     PART I
ITEM 1.   Business                                                             4
ITEM 2.   Description of Property                                              7
ITEM 3.   Legal Proceedings                                                    7
ITEM 4.   Submission of Matters to a Vote of Security Holders                  8

                                     PART II

ITEM 5.   Market for Common Equity and Related Stockholder Matters             8
ITEM 6.   Management's  Discussion and Analysis of Financial Condition
          and Results of Operation                                             9
ITEM 7.   Financial Statements                                                11
ITEM 8.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                            11
ITEM 8A.  Controls and Procedures                                             12

                                    PART III

ITEM 9.   Directors and Executive Officers of the Registrant                  13
ITEM 10.  Executive Compensation                                              14
ITEM 11.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters                          15
ITEM 12.  Certain Relationships and Related Transaction                       15
ITEM 13.  Exhibits and Reports on Form 8-K                                    16
ITEM 14.  Principle Accountant Fees and Services                              16
                                                                              17
Signatures                                                                    26

                                     PART I

Echo Resources, Inc. is referred to herein as "we", "our" or "us".


                          Forward-Looking Statements.

This Annual Report on Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Annual Report regarding our financial position, business strategy, plans and objectives of our management for future operations and capital expenditures, and other matters, other than historical facts, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements and the assumptions upon which the forward-looking statements are based are reasonable, we can give no assurance that such expectations will prove to have been correct.

Additional statements concerning important factors that could cause actual results to differ materially from our expectations are disclosed in the following "Risk Factors" section and elsewhere in this Annual Report. In addition, the words "believe", "may", "will", "when", "estimate", "continue", "anticipate", "intend", "expect" and similar expressions, as they relate to us, our business, or our management, are intended to identify forward-looking statements. All written and oral forward-looking statements attributable to us or persons acting on our behalf subsequent to the date of this Annual Report are expressly qualified in their entirety by the following Risk Factors.


ITEM 1. Description of Business

(a)  Organizational  Development

     Echo Resources, Inc. was incorporated on December 15, 1997 in Delaware as AlphaCom Corporation. Previously, we were a subsidiary of Lingo Media Inc. ("LMI") (formerly Alpha Communications Corp.) located in Toronto, Ontario, M5S 1S4. On or about March 7, 2003, we reversed split our common stock at a 1 to 25 ratio. On March 20, 2003, Bruce Cohen acquired 1,500,000 shares of our common stock from 1476848 Ontario Inc. In March 2003, we changed our name to TVE Corporation and in July 2004 to Echo Resources, Inc.

     On June 30, 2004, Gala Enterprises Ltd. ("Gala"), purchased 1,500,000 shares of our restricted shares of common Stock for $85,000 from Bruce Cohen, our former majority shareholder/ sole officer/director, at which time Gala assumed control of us. As of the date of this filing, Gala owns 54% of our outstanding common stock. On June 30, 2004, Pieter DuRand became our sole officer/ director. In July, 2004, we affected a forward 2 for 1 stock split through a stock dividend, and changed our name to "Echo Resources, Inc."

(b) Our Business

     We are a start-up, development stage company. To date, we have generated no revenues. Our current business strategy consists of diamond and gold exploration and development of diamond and gold mines in Canada.

Competition

     We compete with other exploration companies, most of which have greater financial, operational, and technical resources than us. Additionally, many of our competitors have longer operating histories, more established and a greater number of exploration properties and have strategic partnerships and relationships that benefit their activities, which we do not currently have.

Hedging Transactions

     We do not engage in hedging transactions and we have no hedged mineral resources.

Production Distribution Methods

     Should we be successful in producing diamonds and/or gold, we will attempt to sell them directly to metal type companies that purchase the metals in connection with their ongoing trading activities of such metals.

Sources and Availability of Raw Materials We do not use raw materials .

     Dependence on one or a few major customers We do not expect to become dependent upon a few major customers.

Dependence on Third Party Contractors Not Yet Hired or Equipment Sellers Not Yet Contracted With

     We will depend on outside contractors for among other things, exploration equipment rentals or purchases and , sample preparation and assay services. Because we have not specifically identified any properties where we will conduct our exploration activities, we have not identified any specific third party contractors.

Patents, Trademarks, Licenses, Royalty Agreements, Franchise Agreements:

     We do not have any patents, trademarks, licenses, royalty agreements, or franchise agreements, nor do we anticipate the need in our future operations for the foregoing.

Compliance with Government Regulations and Need for Government Approval and Environmental Permits

     There are various levels of governmental controls and regulations that govern environmental impact of mineral/diamond exploration activities and mineral processing operations, including performance standards, air and water quality emission standards and other design or operational requirements, and health and safety standards. We will be subject to various levels of federal and state laws and regulations

Employees

     As of December 31, 2007, we do not have any employees. Should we have adequate financial resources and we successfully implement our Plan of Operations. We do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans.

Available Information

     Information regarding our annual reports on Form 10-KSB,quarterly reports on Form 10-QSB, current reports on Form 8-K, and any amendments to these reports, are available to the public from the SEC's website at http://www.sec.gov as soon as reasonably practicable after we electronically file such reports with the Securities and Exchange Commission. Any document that the Company files with the SEC may also be read and copied at the SEC's public reference room located at Room 1024, Judiciary Plaza, 450 Fifth Street, N.W., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

Risk Factors

     You should consider each of the following risk factors and any other information set forth in this Form 10-KSB and the other of our reports filed with the Securities and Exchange Commission ("SEC"), including our financial statements and related notes, in evaluating our prospects. The risks and uncertainties described below are not the only ones that impact on our operations and business. Additional risks and uncertainties not presently known to us, if any of the following risks actually occur, our business and financial condition, results or prospects could be harmed.

         RISKS ASSOCIATED WITH OUR PROSPECTIVE BUSINESS AND OPERATIONS

     We have a poor financial condition. Our auditors have issued a going concern opinion in our audited financial statements for the fiscal year ended December 31, 2007 based on the substantial doubt that we can continue as an on-going business for the next twelve months unless we are able to obtain additional capital to meet our ongoing obligations. We have no revenue generating operations and we do not anticipate revenues until we sufficiently develop our operations to the level where we may remove and sell minerals.

     Because our future properties or claims, if any, may never have reserves or be profitable, your investment in our common shares may be negatively impacted.

     The properties or claims on which we may have the right to explore for gold in the future will likely not have any confirmed commercially mineable deposits of gold that may be mined at a profit. We may be unable to develop our future properties at a profit, either because:

     * the deposits are not of the quality or size that would enable us to make a profit from actual mining activities; or
     * because it may not be economically feasible to extract metals from the deposits. In either case, you may lose part or all of you entire investment.

     Because we are an exploration stage company, we have no mining operations, and our future operations are subject to substantial risks, we may never be successful in conducting any future mining operations.

     We are not a mining company, but rather a beginning stage exploration stage company. We will be unable to generate revenues or make profits, unless we actually mine deposits, if any actually exist.

     We lack an operating history in any business plan we may adopt in the future, which will require substantial capital.

     We have limited operating history upon which an evaluation of our future success or failure can be made. Our ability to achieve and maintain profitability and positive cash flow over time will be dependent upon, among other things, our ability to (i) identify and acquire diamond and gold mining properties or interests that have probable or proven diamond and gold reserves,
(ii) sell such diamond and gold mining properties or interests to strategic partners or third parties or commence mining of diamond and gold, (iii) produce and sell diamond and gold at profitable margins and (iv) raise the necessary capital to operate during this period.

     We require funds to initiate any business plan and cover operating deficits for the foreseeable future; however, we may be unable to obtain the necessary funding, which will have a material adverse affect on our business and financial results.

     Increased costs could increase our losses or effect potential profitability. We are subject to unpredictably rising costs, including those costs affected by volatile fuel and electricity commodity prices, which may lead to additional accumulated losses or negatively affect our potential profitability.

     Increased government regulation may adversely affect our business. Should local, state or federal regulations increase our costs of doing business, our losses will increase or our potential profitability will be negatively impacted.

     Because we do not have any type of insurance coverage, adverse judgments will negatively affect our financial condition. Because we have not secured any type of insurance coverage should legal judgments be rendered against us, our results of operations will negatively affected.

                  RISKS RELATED TO OUR COMMON STOCK

     "Penny stock" rules may make buying or selling our common stock difficult and severely limit its market and liquidity. Trading in our common stock is subject to certain regulations adopted by the SEC commonly known as the "Penny Stock Rules". Our common stock qualifies as penny stock and is covered by
Section 15(g) of the Securities and Exchange Act of 1934, as amended (the "1934 Act"), which imposes additional sales practice requirements on broker/dealers who sell our common stock in the market. The "Penny Stock" rules govern how broker/dealers can deal with their clients and "penny stock". For sales of our common stock, the broker/dealer must make a special suitability determination and receive from a clients written agreement prior to making a sale. The additional burdens imposed upon broker/dealers by the "penny stock" rules may discourage broker/dealers from effecting transactions in our common stock, which could severely limit its market price and liquidity. This could prevent investors from reselling our common stock and may cause the price of the common stock to decline.

     Although publicly traded, our common stock has substantially less liquidity than the average trading market for a stock quoted on national exchanges, and our price may fluctuate dramatically in the future. Although our common stock is listed for trading on the OTC Bulletin Board, the trading market in the common stock has substantially less liquidity than the average trading market for companies quoted on national stock exchanges. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Due to limited trading volume, the market price of our common stock may fluctuate significantly in the future, and these fluctuations may be unrelated to our performance. General market price declines or overall market volatility in the future could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices.


ITEM 1B. Unresolved Staff Comments

     Contemporaneous with the filing of this Form 10-KSB, we have provided responses to written comments dated October 8, 2008, from the Securities and Exchange Commission.


ITEM 2. Description of Property

     Our offices are located at 500 Australian Avenue South, Suite 700 West Palm Beach, Florida 33401. Our offices consist of approximately 200 square feet of finished office space, which our shareholder permits us to use free of charge. Our offices are adequate for our current needs.

Exploration Properties and Claims

     We currently have no exploration properties or claims.


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



                                     PART II


ITEM 5. Market for Common Equity and Related Stockholder Matters.

     a) Market Information. Our common stock, par value $0.00005 per share (the "Common Stock"), was traded on the OTC Bulletin Board market under the symbol "AHMC" until such time as we amended our articles of incorporation and affected a 1:25 reverse stock split in March 2003 and received the stock symbol "ALHO". Later, we changed our name to TVE Corporation and received the stock symbol "TVEO". We then changed our name to Echo Resources, Inc. and received the stock symbol "ECHR". There is no established trading market for our common stock.

     The following table represents the range of the high and low price for our Common Stock on the OTC Bulletin Board for each fiscal quarter for the last two fiscal years ending December 31, 2006, and 2007, respectively. These Quotations represent prices between dealers, may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

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

     (b) Holders. As of December 31, 2007, there were approximately 5,539,040 shares of our common stock outstanding held by two hundred (200) holders of record.

     (c) Dividend Policy. We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

     (d) Equity Compensation Plans. We have not authorized any compensation plans (including individual compensation arrangements) under which our equity securities have been authorized for issuance as of the end of the most recently completed fiscal year ended December 31, 2007.

Miscellaneous Rights and Provisions

     Holders of our common stock have no preemptive rights. Upon our liquidation, dissolution or winding up, the holders of our common stock will be entitled to share ratably in the net assets legally available for distribution to shareholders after the payment of all of our debts and other liabilities. All outstanding shares of our common stock are, and the common stock to be outstanding upon completion of this offering will be, fully paid and non-assessable. There are not any provisions in our Articles of Incorporation or Bylaws that would prevent or delay change in our control.

Preferred Stock

     We are not authorized to issue Preferred Shares of stock in any series.

Options

     We have not issued and do not have outstanding any options to purchase shares of our common stock. Convertible Securities We have convertible notes that are described in Item 5 of this Form 10-KSB.

     Purchasers of Equity Securities by the Issuer and Affiliated Purchasers Not applicable. Our common stock is registered pursuant to Section 12 of the Securities and Exchange Act of 1934. Additionally, we have not repurchased any of our shares of common stock.

Recent Sales of Unregistered Securities.

     None


ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Overview

     We are a development stage company that intends to engage in diamond and gold exploration. We have generated no revenues from our planned operations.

Results of Operations

Revenues

     There is no historical financial information about us upon which to base an evaluation of our performance. We did not generate any revenues from operations for the twelve months ended December 31, 2007 nor 2006. Accordingly, comparisons with prior periods are not meaningful.

Operating Expenses

     Operating expenses increased by $3,280 from $31,502 for the year ended December 31, 2006 to $34,782 for the year ended December 31, 2007. The increase in our net operating loss is due to increased professional fees.

Interest Expense

     Interest expense for the years ended December 31, 2007 and 2006 were $43,948 and $47,948. This $4000 decrease in our interest expense is due to the interest payable on convertible promissory notes that we entered into with Confederated Finance Corp. ("Convertible Note") and the lower amortization of the beneficial conversion feature discount of these notes.

Net Income/Loss

     Net loss decreased $720 from net operating loss of $79,450 for the year ended December 31, 2006 to a net operating loss of $78,730 for the year ended December 31, 2007. The decrease in net operating loss is due to the lower amortization of the beneficial conversion feature discount of the notes payable.

     As of December 31, 2007, our accumulated deficit was $563,388.

Assets and Liabilities

     Our total assets were $19,846 as of December 31, 2007, which consisted solely of cash.

     Total Current Liabilities as of December 31, 2007 were $167,147,primarily consisting of our payable to Confederated Finance Corp. for $167,000. The notes have been discounted by $165,000 for their beneficial conversion feature, which is amortized over the life of the notes. As of December 31, 2007, $136,860 of the discount has been amortized.

Financial Condition, Liquidity and Capital Resources

     At December 31, 2007, we had cash and cash equivalents of $19,846. Our working capital is presently ($147,301). We expect to continue to have minimal working capital or a working capital deficit as a result of our current liabilities.

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

     As of December 31, 2007, we had cash of $19,846 and a working capital deficit of $147,301. As of December 31, 2007, we had no outstanding debt other than ordinary notes payable to Confederated in connection with accrued interest payable on the Notes. We will seek funds from possible strategic and joint venture partners and financing to cover any short term operating deficits and provide for long term working capital. No assurances can be given that we will successfully engage strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

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


ITEM 7. Financial Statements and Supplementary Data.

     Our financial statements prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission and are included herein, on Page F-1 hereof in response to Part F/S of this Form 10-KSB/A3.


ITEM 8. Changes  In  and  Disagreements   with  Accountants  on  Accounting  and
        Financial Disclosure.

CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT.

     On March 12, 2007, we terminated the services of Malone & Bailey, PC as our independent auditors.

     Malone & Bailey performed audits on our financial statements for the three year period ended December 31, 2006, which did not contain any adverse opinion or a disclaimer of opinion, nor was qualified as to audit scope or accounting principles but did carry a modification as to going concern for the years ended December 31, 2005 and 2006.

     There were no disagreements with Malone & Bailey, with respect to accounting or auditing issues of the type discussed in Item 304(a)(iv) of Regulation S-B.

     On March 12, 2007 we engaged Pollard-Kelley Auditing Services, Inc. as our auditors.

     During our two most recent fiscal years or any subsequent interim period prior to engaging Pollard-Kelley Auditing Services, Inc., neither us nor anyone acting on our behalf, have consulted Pollard-Kelley Auditing Services, Inc., regarding any of the accounting or auditing concerns stated in Item 304(a)(2) of Regulation S-B.

ITEM 8A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

     We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 31, 2007.

     Based on such evaluation, our management has concluded that our disclosure controls and procedures were not effective as of the end of the last fiscal year because information required to be disclosed by us was not recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms including that we failed to provide our report on internal control over financial reporting under Item 308 (T) of Regulation S-B.

     Management's Report on Internal Control Over Financial Reporting. Our Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: 1. Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; 2. Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that out receipts and expenditures are being made only in accordance with authorizations of our management and directors; and 3. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition our assets that could have a material effect on our financial statements.

     Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, we believe that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

     This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

     There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III


ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     (a) Set forth below is the names, ages, positions, with us and business experiences of our executive officers and directors.

Name                     Age      Position(s) with Company
---------------          ---      ---------------------------------------
Pieter DuRand             41      Chief Executive Officer, President,
                                        Secretary and Director

Business Experience

     Pieter DuRand, age 41, is a citizen and resident of South Africa. During the past five (5) years he has served as an advisor and a business consultant individually and as a representative of other companies to both private and public companies. Consulting work has been in the field of oil and gas exploration as well as advising and consulting on promotion of various unrelated products in Europe and Africa. He served as an interim Director of Medical Makeover Corporation of America, a Delaware corporation, from February 10, 2004 to March 10, 2004. Mr. DuRand became our Director on June 30, 2004 and has continued to serve as our director since that time.

Committees of the Board of Directors

     We presently do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees. However, our board of directors may establish various committees during the current fiscal year.

Compensation of Directors

     Our director has received cash compensation of $9,000 for his services as a director and may be reimbursed for his reasonable expenses incurred in attending board or committee meetings.

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

     Our officers, directors and principal shareholders may actively negotiate for the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction, if any. In the event that such a transaction occurs, it is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by our officers, directors and principal shareholders made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to members of our management to acquire their shares creates a conflict of interest for them and may compromise their state law fiduciary duties to the our other shareholders. In making any such sale, members of our management may consider their own personal pecuniary benefit rather than our best interests and those of our other shareholders, and the other shareholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by members of our management.

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


ITEM 10. Executive Compensation

     The following table shows all the cash compensation paid by us, as well as certain other compensation paid or accrued, during the fiscal year ended December 31, 2007 to our President and highest paid executive officers. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years.

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

Termination of Employment and Change of Control Arrangement.

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


                                              Common Stock
                                          Beneficially Owned
                                    ------------------------------

Name and Address              Title of Class      Number        Percent
-----------------------------------------------------------------------

Gala Enterprises Ltd.           Common           3,000,000     54.2%
102 Van Riebeeck St
Potchefstroom, South Africa

All Executive Officers and
Directors as a Group            Common           3,000,000     54.2%
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


ITEM. 12  Certain Relationships and Related Transactions.

     Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we are a party during the past two years, or in any proposed transaction to which we are proposed to be a party:

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

ITEM 14. PRINCIPLE ACCOUNTANT FEES AND SERVICES

     Pollard-Kelley Auditing Services, Inc. Audit Fees. The aggregate fees billed for professional services rendered was $5,385 and $4,500 for the audit of our annual financial statements for the fiscal year ended December 31, 2007 and the reviews of the financial statements included in our Forms 10-QSB for those fiscal years.

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

     The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees". The Board reviewed our audited consolidated financial statements as of and for the year ended December 31, 2007 with management and the independent auditors. Management has the responsibility for the preparation of our financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved our audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended December 31, 2007, for filing with the Securities and Exchange Commission. The Board also approved the reappointment of Pollard-Kelley Auditing Services, Inc. as independent auditors.

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

Date: November 24, 2008

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


Signature                    Title                               Date


/s/ Pieter DuRand
-------------------
Pieter DuRand                CEO, President & Director   November 24, 2008