Form 10-K
period 2008-12-31
ECHO RESOURCES INC.
filed 2009-03-31
CIK 1084899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒  ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 000-26703

ECHO RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	000-26703	98-0206030
(State or other jurisdiction of incorporation)	(Commission file number)	(IRS Employer Identification No.

2300 Palm Beach Lakes Blvd., Suite 218 West Palm Beach FL	33409
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (561) 697-8740

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, Par Value $0.00005 Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐   No ☒

Indicate by check mark whether the issuer (1) has filed all reports  required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the  registrant was required to file such reports),  and (2) has been subject to such filing  requirements  for the past 90 days.Yes ☒   No ☐

Indicate by check mark if disclosure  of  delinquent  filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in  definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☒   No ☐

Of the 5,539,040 shares of voting stock of the registrant issued and outstanding as of February 13, 2009, 552,046 shares were held by non-affiliates. The aggregate market value of the voting  stock held by non-affiliates of the registrant computed by reference to the closing bid price of its Common Stock as reported on the OTC Bulletin Board on February 12, 2009: US$281,543.

DOCUMENTS INCORPORATED BY REFERENCE

None

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

Item 1A. Risk Factors

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

Item 2. Description of Property

The Company's current mailing address is 2300 Palm Beach Lakes Blvd., Suite 218, West Palm Beach,  Florida 33409. The property  consists of approximately 100 square feet of finished office space. Other than this mailing address, we do not currently maintain any other office facilities. We pay no rent or other fees for the use of the mailing address as these offices are used virtually  full-time by other  businesses of our  shareholder.  We believe that the  foregoing  space is adequate to meet our current needs and anticipate  moving our offices during the next twelve (12) months if we are able to execute our business plan.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Year 2007	High	Low

First Quarter	4.9	3.25
Second Quarter	3.25	1.5
Third Quarter	1.5	1.25
Fourth Quarter	1.5	1.18

Year 2008	High	Low

First Quarter	1.18	1.01
Second Quarter	1	0.6
Third Quarter	0.6	0.6
Fourth Quarter	0.6	0.51

(b)  Holders.  As of February 16, 2009,  there were  approximately  two hundred (200) holders of record of our common stock.

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

Item 7. Management's Discussion and Analysis

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

Results of Operations

Revenues

There is no historical financial information about the Company upon which to base an evaluation of our performance. The Company did not generate any revenues from operations for the twelve months ended December 31, 2008 nor 2007. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the decision and implementation of a new business plan.

Operating Expenses

Operating  expenses increased by $5,693 from $34,782 for the year ended December 31, 2007 to $40,475 for the year  ended December 31, 2008. The increase in our net operating loss is due to the a increase in professional fees.

Interest Expense

Interest expense for the years ended December 31, 2008 and 2007 were $50,618 and $43,948.  The increase in our interest expense is due to the interest payable pursuant to the convertible  promissory notes entered into with Confederated Finance Corp. ("Convertible Note") and the amortization of the beneficial conversion feature discount of these notes.

Net Income/Loss

Net loss increased $12,363 from net operating loss of $78,730 for the year ended December 31, 2007 to a net operating  loss of $91,093 for the year ended December 31, 2008. The increase in net operating loss is due to higher professional fees and increased interest expense of the notes payable.

As of December 31, 2008, our accumulated deficit was $619,480.

Assets and Liabilities

Our total assets were $14,371 as of December 31, 2008. Our assets consisted  of cash of $14,371.

Total Current Liabilities as of December 31, 2008 were $217,764. Our notes payable are to Confederated Finance Corp. for $197,000. The notes have been  discounted by $197,000 for their beneficial  conversion  feature which is amortized  over the life of the notes.  As of December 31, 2007,  $175,137 of the discount has been amortized.

Plan of Operation

The  Company's  plan of operation for the next twelve months is to focus on developing and implementing a new business plan since we have elected to abandon the mining interests operations.

Financial Condition, Liquidity and Capital Resources

At December 31, 2008, we had cash and cash  equivalents of $14,371. Our working capital is presently ($203,393) and there can be no assurance that our financial  condition  will improve.  We expect to continue to have minimal  working  capital or a working  capital  deficit as a result of our current liabilities.

For the year ended December 31, 2008, we have not generated cash flow from operations. Consequently, we have been dependent upon a third party non-affiliate, Confederated Finance Corp. ("Confederated"), to fund our cash requirements. Specifically, we entered into a Convertible Promissory Note ("Note") with Confederated for the principal sum or so much of the principal sum of One Hundred Thousand Dollars ($100,000) and a second note in the principal sum of One Hundred Thousand Dollars, ($100,000), as may from time to time have been advanced and be outstanding, together with accrued interest at the rate of 7% per annum. The entire unpaid balance of principal (subject to conversion of such principal as provided in the Note) and all accrued and unpaid interest shall be due and payable on the day prior to the first anniversary of the Effective Date of the Note. On December 29, 2008 the Company and Confederated Finance entered into a replacement Line of Credit Agreement which replace the two existing lines into one, increased the line principal amount to $400,000 and extended the maturity to December 31, 2010. Therefore the Company has drawn $197,000 against this replacement Line of Credit agreement at December 31, 2008.

As of December 31, 2008, we had cash of $14,371 and a working capital deficit of $203,393. As of December 31, 2008, we had no outstanding debt other than ordinary notes payable to Confederated in connection with accrued interest payable on the Notes. The Company will seek funds from possible strategic and joint venture partners and financing to cover any short term operating deficits and provide for long term working capital. No assurances can be given that the Company will successfully engage strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

No trends have been identified which would materially increase or decrease our results of operations or liquidity.

We have short-term liquidity problems that will be addressed by the Convertible Note, which we have a balance of $203,000  to draw for working capital. For long-term liquidity, we believe that  we will need to raise additional capital to remain an ongoing concern; however, as stated above no commitments have been made as of this date.

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

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have a stockholders deficit of $619,480 at December 31, 2008 and net losses from operations of $91,093 and $78,730, respectively, for the years ended December 31, 2008 and 2007. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Loss per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the periods ended December 31, 2008 and 2007.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements. We do not anticipate entering into any off-balance sheet arrangements during the next 12 months.

Item 8. Financial Statements and Supplementary Data.

Our financial statements have been examined to the extent indicated in their reports by Pollard-Kelley Auditing Services, Inc. for the two years ended December 31, 2008 and 2007, and have been prepared in accordance with generally accepted accounting principles and pursuant to  Regulation S-X as promulgated by the Securities and Exchange Commission and are included  herein, on Page F-1 hereof in response to Part F/S of this Form 10-K.

Item 9. Changes  In  and  Disagreements  with  Accountants  on  Accounting  and Financial Disclosure.

During 2006 we changed auditors from Malone & Bailey to Pollard-Kelley Auditing Services, Inc.

Item 9A. Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and ourChief Financial Officer, of the  effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the SecuritiesExchange Act of 1934, as amended (the "Exchange Act") as of December 31, 2008.

Based on such evaluation, our management has concluded that our disclosure controls and procedures were not effective as of the end of the fiscal year ended December 31, 2007 because information required to be disclosed by us was not recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms including that we failed to provide our report on internal control over financial reporting under Item 308 (T) of Regulation S-B.

Management's Report on Internal Control Over Financial Reporting. Our Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: 1.Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; 2. Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that out receipts and expenditures are being made only in accordance with authorizations of our management and directors; and 3. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, we believe that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(a) Set forth  below is the names,  ages,  positions,  with the Company and business experiences of the executive officers and directors of the Company.

Name	Age	Position(s) with Company
Pieter DuRand	42	Chief Executive Officer, President, Secretary and Director(1)

Business Experience

Pieter DuRand, age 42, is a citizen and resident of South Africa. During the past five (5) years he has served as an advisor and a business consultant individually and as a representative of other companies to both private and public companies. Consulting work has been in the field of oil and gas exploration as well as advising and consulting on promotion of various unrelated products in Europe and Africa. He served as an interim Director of Medical Makeover Corporation of America, a Delaware corporation, from February 10, 2004 to March 10, 2004. Mr. DuRand became a Director of the Company on June 30, 2004 and has continued to serve as such since.

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

Involvement in Certain Legal Proceedings

Except as indicated above, no event listed in Sub-paragraphs (1) through (4) of Subparagraph (d) of Item 401 of Regulation S-K, has occurred with respect to any of our present executive officers or directors or any nominee for director during the past five years which is material to an evaluation of the ability or integrity of such director or officer.

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

Code of Ethics

In March 2004, we adopted a Code of Ethics that meets the requirements of Section 406 of the  Sarbanes-Oxley Act of 2002. We will provide to any person without charge, upon request, a copy of such Code of Ethics. Persons wishing to make such a request should contact Pieter DuRand, Chief Executive Officer, 2300 Palm Beach Lakes Blvd., Suite 218, West Palm Beach,  Florida 33409. (561) 697-8790.

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

Item 11. Executive Compensation

The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, during the fiscal year ended December 31, 2008 to the Company's President and highest paid executive officers. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years.

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long Term Compensation Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Underlying Securities Options/SARs	LTIP Payouts	All Other Comp.
Pieter DuRand	2008	$9,000	0	0	0	0	0	0
	2007	$9,000	0	0	0	0	0	0
	2006	$9,000	0	0	0	0	0	0
	2005	$9,000	0	0	0	0	0	0

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

Stock Option and Stock Appreciation Rights.

We do not currently have a Stock Option or Stock Appreciation Rights Plan. No stock options or stock appreciation rights were awarded during the fiscal year ended December 31, 2008, or the period ending on the date of this Report.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2008, information with respect to the beneficial ownership of our common stock by (i) persons known by us to beneficially own more than five percent of the outstanding  shares, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group.

	Common Stock Beneficially Owned
Name and Address	Title of Class	Number	Percent
Gala Enterprises Ltd. 102 Van Riebeeck St Potchefstroom, South Africa	Common	3,000,000	54.2%

All Executive Officers and Directors as a Group (One (1) person)	Common	3,000,000	54.2%

*     Less than 1%.

(1)  Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition,  shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the  information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person)  by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock  actually outstanding on February 27, 2009. As of February 27, 2009, there were 5,539,040  shares of our common stock issued and outstanding.

(2) Pieter DuRand holds 3,000,000 shares of our common stock through Gala Enterprises Ltd., a foreign corporation, that is owned by Mr. DuRand.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2008, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance, aggregated as follows: (i) all compensation plans previously approved by security holders; and (ii) all compensation plans not previously approved by security Holders:

None.

Item 13. Certain Relationships and Related Transactions and Director Independence.

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

Item 14. Principal Accounting Fees and Services.

	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2008	$10,000	none	none	none
2007	$12,385	none	none	none

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

The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees". The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended December 31, 2008 with management and the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended December 31, 2008, for filing with the Securities and Exchange Commission. The Board also approved the reappointment of Pollard-Kelley Auditing Services, Inc. as independent auditors.

PART IV

Item 15. Exhibits and Reports on Form 8-K.

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.	Description
31.1 *	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*    Included herein

(b) Reports on Form 8-K

During the last quarter of the fiscal year ended  December 31, 2008, we did not file any reports on Form 8-K.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Echo Resources, Inc.

(Registrant)

Date: March 30, 2009

By: /s/ Pieter DuRand
Pieter DuRand, President and Director

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Pieter DuRand	CEO, President & Director	March 30, 2009
Pieter DuRand

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Echo Resources, Inc.
West Palm Beach, Florida

We have audited the accompanying balance sheet of Echo Resources, Inc., as of December 31, 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Echo Resources, Inc. as of December 31, 2008, and the results of its operations and its cash flows for the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

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

Pollard-Kelley Auditing Services, Inc.
Independence, Ohio
March 17, 2009

Echo Resources, Inc.
Balance Sheet

December 31, 2008

ASSETS
CURRENT ASSETS
Cash	$14,371
Accounts receivable	0
Total current assets	14,371
OTHER ASSETS
Mining claim interest	0
Total other assets	0
Total Assets	$14,371

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable
Accrued interest	$42,627
Note payable	175,137
Total current liabilities	217,764
Total Liabilities	217,764

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000 shares authorized, 0 issued and outstanding	0
Common stock, $0.00005 par value, authorized 49,990,000 shares; 5,539,040 issued and outstanding	277
Additional paid-in capital	415,810
Deficit accumulated during the development stage	(619,480)
Total stockholders’ equity	(203,393)
Total Liabilities and Stockholders’ Equity	$14,371

The accompanying notes are an integral part of the financial statements

Echo Resources, Inc.
Statements of Operations
The Year Ended December 31,

	2008	‘2007

REVENUES	$0	$0
OPERATING EXPENSES:
General and administrative expenses	12,985	18,502
Professional fees	27,490	16,280
Total expenses	40,475	34,782
Interest expense	50,618	43,948
Net income (loss)	$(91,093)	$(78,730)
Income (loss) per weighted average common share	$(0.01)	$(0.01)
Number of weighted average common shares outstanding	5,539,040	5,539,040

The accompanying notes are an integral part of the financial statements

Echo Resources, Inc.
 Statement of Stockholders’ Equity (Deficit)

	Number of Shares	Common Stock	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity

BEGINNING BALANCE, January 1, 2005	5,539,040	$277	$415,810	$(292,280)	$123,807

Net loss	0	0	0	(187,537)	(187,537)

BALANCE, December 31, 2005	5,539,040	277	415,810	(479,817)	(63,730)
Beneficial Conversion Feature Discount	0	0	0	15,000	15,000
Net loss	0	0	0	(79,450)	(79,450)

BALANCE, December 31, 2006	5,539,040	277	415,810	(544,267)	(128,180)
Beneficial Conversion Feature Discount	0	0	0	47,000	47,000
Net loss	0	0	0	(78,730)	(78,730)

BALANCE, December 31, 2007	5,539,040	277	415,810	(563,388)	(147,301)
Beneficial Conversion Feature Discount	0	0	0	35,001	35,001
Net loss	0	0	0	(91,093)	(91,093)
BALANCE, December 31, 2008	5,539,040	$277	$415,810	$(619,480)	$(203,393)

The accompanying notes are an integral part of the financial statements

Echo Resources, Inc.
Statements of Cash Flows
For the Year Ended December 31,

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(91,093)	$(78,730)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of beneficial conversion feature discount	38,277	32,554
Changes in operating assets and liabilities
Increase (decrease) in accounts payable - trade	0	0
Increase (decrease) in accrued interest expense	12,341	11,393

Net cash provided (used) by operating activities	(40,475)	(34,783)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on options	0	0

Net cash provided (used) by investing activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stockholder loan payable	0	0
Proceeds from note payable	35,000	47,080

Net cash provided by financing activities	35,000	47,080

Net increase (decrease) in cash	(5,475)	12,297

CASH, beginning of period	19,846	7,549

CASH, end of period	$14,371	$19,846
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-Cash Financing Activities:
Exchange of assets for reduction in notes payable	$0	$50,000

The accompanying notes are an integral part of the financial statements

The accompanying notes are an integral part of the financial statements
Echo Resources, Inc.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $619,480 accumulated through December 31, 2008.  The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company is currently seeking additional capital to allow it to begin its planned operations

NOTE 3 – NOTES PAYABLE

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

Notes Payable
Gross proceeds from notes	$100,000
Less: Beneficial conversion feature	(100,000)
Add: Amortization of discount	100,000

Value of note on December 31, 2008	$100,000

Echo Resources, Inc.
NOTES TO FINANCIAL STATEMENTS

NOTE 3 – NOTES PAYABLE, continued

In September 2005, the Company issued another convertible promissory note with exactly the same terms as the first note, principal up to $100,000, interest at 7%, maturity in one year and convertible at the lenders option at $2 per share. At December 31, 2006, $65,000 had been advanced under this note. $22,000 was advanced under this note through the first half of 2007. The Company sold its mining claim interest to this creditor for a reduction of the promissory note balance in the amount of $50,000 in the third quarter of 2007. $25,000 was advanced under this loan at the end of the third quarter of 2007. The note was due September 30, 2006 and a one year extension of the due date to September 30,2009, has been received.

The second note has been discounted for its beneficial  conversion feature,  which will be amortized over the life of the note. A summary of the notes is as follows:

Notes Payable
Gross proceeds from notes	$145,000
Less: Loan set-off	(50,000)
Less: Beneficial conversion feature	(97,000)
Add: Amortization of discount	75,137

Value of note on December 31, 2008	$75,137

On December 29, 2008 the Company and Confederated Finance entered into a replacement Line of Credit Agreement which replace the two existing lines into one, increased the line principal amount to $400,000 and extended the maturity to December 31, 2010. Therefore the Company has drawn $197,000 against this replacement Line of Credit agreement at December 31, 2008. The $197,000 advance has $21,863 of beneficial conversion feature discount remaining to be amortized at December 31, 2008, (see reconciliations above).

NOTE 4 – CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents

NOTE 6 – NON-CASH TRANSACTIONS

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