Form 10-Q
period 2009-03-31
ECHO RESOURCES INC.
filed 2009-05-15
CIK 1084899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

(Mark one)
☒    Quarterly  Report Under Section 13 or 15(d) of The Securities  Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232,405 of this chapter) during the preceding 12 months (or for each shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of May 12, 2009,  there were  approximately  5,539,040  shares of the Issuer's common stock, par value $0.00005 per share outstanding.

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

INDEX

PART I. - FINANCIAL INFORMATION

Item 1	Financial Statements (Unaudited)

Item 2	Management's Discussion and Analysis or Plan of Operations

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Item 4	Controls and Procedures

PART II. - OTHER INFORMATION

Item 1	Legal Proceedings

Item 1A	Risk Factors

Item 2	Unregistered Sales of Equity Securities and the Use of Proceeds

Item 3	Defaults upon Senior Securities

Item 4	Submission of matters to a Vote of Security Holders

Item 5	Other information

Item 6	Exhibits

SIGNATURES

INDEX TO EXHIBITS

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

Echo Resources, Inc.
(a development stage enterprise)
Balance Sheet
March 31,
(Unaudited)
2009

ASSETS
CURRENT ASSETS
Cash	$4,222
Accounts receivable	0

Total current assets	4,222

OTHER ASSETS
Mining claim interest	0

Total other assets	0

Total Assets	$4,222

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable
Accrued interest	$46,082
Note payable	197,671

Total current liabilities	243,753

Total Liabilities	243,753

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000 shares authorized, 0 issued and outstanding	0
Common stock, $0.00005 par value, authorized 49,990,000 shares; 5,539,040 issued and outstanding	277
Additional paid-in capital	415,810
Deficit accumulated during the development stage	(655,618)

Total stockholders’ equity	(239,531)

Total Liabilities and Stockholders’ Equity	$4,222

The accompanying notes are an integral part of the financial statements

Echo Resources, Inc.
(a development stage enterprise)
Statements of Operations
Three Months Ended March 31,
(Unaudited)

	2009	^2008

REVENUES	$0	$0

OPERATING EXPENSES:
General and administrative expenses	8,400	3,690
Professional fees	11,750	11,000

Total expenses	20,150	14,690

Interest expense	25,988	15,955

Net income (loss)	$(46,138)	$(30,645)

Income (loss) per weighted average common share	$(0.01)	$(0.01)

Number of weighted average common shares outstanding	5,539,040	5,539,040

The accompanying notes are an integral part of the financial statements

Echo Resources, Inc.
(a development stage enterprise)
 Statement of Stockholders’ Equity (Deficit)

	Number of Shares	Common Stock	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity

BEGINNING BALANCE, January 1, 2005	5,539,040	$277	$415,810	$(292,280)	$123,807

Net loss	0	0	0	(187,537)	(187,537)

BALANCE, December 31, 2005	5,539,040	277	415,810	(479,817)	(63,730)
Beneficial Conversion Feature Discount	0	0	0	15,000	15,000
Net loss	0	0	0	(79,450)	(79,450)

BALANCE, December 31, 2006	5,539,040	277	415,810	(544,267)	(128,180)
Beneficial Conversion Feature Discount	0	0	0	47,000	47,000
Net loss	0	0	0	(78,730)	(78,730)

BALANCE, December 31, 2007	5,539,040	277	415,810	(563,388)	(147,301)
Beneficial Conversion Feature Discount	0	0	0	35,001	35,001
Net loss	0	0	0	(91,093)	(91,093)

BALANCE, December 31, 2008	5,539,040	277	415,810	(619,480)	(203,393)
Beneficial Conversion Feature Discount	0	0	0	10,000	10,000
Net loss	0	0	0	(46,138)	(46,138)
ENDING BALANCE, March 31, 2009 (unaudited)	5,539,040	$277	$415,810	$(655,618)	$(239,531)

The accompanying notes are an integral part of the financial statements

Echo Resources, Inc.
(a development stage enterprise)
Statements of Cash Flows
Three Months Ended March 31,
(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(46,138)	$(30,645)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of beneficial conversion feature discount	22,534	13,085
Changes in operating assets and liabilities
Increase (decrease) in accounts payable - trade	0	0
Increase (decrease) in accrued interest expense	3,454	2,870

Net cash provided (used) by operating activities	(20,150)	(14,690)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on options	0	0

Net cash provided (used) by investing activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stockholder loan payable	0	0
Proceeds from note payable	10,000	0

Net cash provided by financing activities	10,000	0

Net increase (decrease) in cash	(10,150)	(14,690)

CASH, beginning of period	14,371	19,846

CASH, end of period	$4,221	$5,156
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-Cash Financing Activities:
Exchange of assets for reduction in notes payable	$0	$0

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

(g)  Interim financial information The financial statements for the three months ended March 31, 2009 and 2008 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $655,618 accumulated through March 31, 2009. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to begin its planned operations

NOTE 3 - NOTES PAYABLE

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

The second note has been discounted for its beneficial  conversion feature,  which will be amortized over the life of the note. A summary of the notes is as follows:

On December 29, 2008, the Company and the lender entered into an extension and modification of the two notes, into 1 note with a new maturity of December 31, 2010 and an increase of the principal balance from a combined $200,000 to a total of $400,000.

Notes Payable
Gross proceeds from notes	$257,000
Less: Loan set-off	(50,000)
Less: Beneficial conversion feature	(207,000)
Add: Amortization of discount	197,671
Value of note on March 31, 2009	$197,671

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

Comparison of Operating Results for the Quarter Ended March 31, 2009 to the Quarter Ended March 31, 2008

Revenues

The Company did not generate any revenues from operations for the three months ended March 31, 2009 or 2008. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and cost increases in services.

Operating Expenses

Operating expenses increased by $4,195 from $15,955 for the three months ended March 31, 2008 to $20,150 for the three months ended March 31, 2009. The increase in our operating expenses is due to increased professional fees and general and administrative expenses incurred.

Interest Expense

Interest expense for the three months ended March 31, 2009 and 2008 was $25,988 and $15,955, respectively. The increase is due to an increase in beneficial conversion discount amortization.

Net Income/Loss

Net loss increased by $15,493 from net loss of $30,645 for the three months ended March 31, 2008 to a net loss of $46,138 for the three months ended March 31, 2009. The increase in net operating loss is due to the increase in amortization of beneficial conversion feature for convertible notes and increase in operating expenses

At March 31, 2009, our accumulated deficit was $655,618.

Assets and Liabilities

Our total assets were $4,222 at March 31, 2009. Our assets consist of cash of $4,222.

Total Current Liabilities are $253,082 at March 31, 2009. Our notes payable are for $207,000. The notes were discounted by $207,000 for their beneficial conversion features. At March 31, 2009, $197,671 of the discount has been amortized.

Financial Condition, Liquidity and Capital Resources

At March 31, 2009, we had cash and cash equivalents of $4,222. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. To date, we have not generated cash flow from operations. Consequently, we have been dependent upon a third party non-affiliate, Confederated Finance Corp. ("Confederated"), to fund our cash requirements. Specifically, we have entered into two Convertible Promissory Notes ("Notes") with Confederated for the principal sum or so much of the principal sum of Two Hundred Thousand Dollars ($200,000) as may from time to time have been advanced and be outstanding, together with accrued interest at the rate of 7% per annum. The entire unpaid balance of principal(subject to conversion of such principal as provided in the Note) and all accrued and unpaid interest shall be due and payable on the day prior to the first anniversary of the Effective Date of the Note. On December 29, 2008, the Company and the lender entered into an extension and modification of the two notes, into 1 note with a new maturity of December 31, 2010 and an increase of the principal balance from a combined $200,000 to a total of $400,000.

As of March 31, 2009, we had a working capital deficit of $239,531. At March 31, 2009, we had no outstanding debt other than convertible notes payable to Confederated and accrued interest payable on the Notes. The Company will seek funds from possible strategic and joint venture partners and financing to cover any short term operating deficits and provide for long term working capital. No assurances can be given that the Company will successfully engage strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

No trends have been identified which would materially increase or decrease our results of operations or liquidity.

We have short-term liquidity problems that will be addressed by the Convertible Note, which we have a balance of $193,000 to draw for working capital. For long-term liquidity, we believe that we will need to raise additional capital to remain an ongoing concern; however, as stated above no commitments have been made as of this date.

Plan of Operation

The Company's plan of operation through December 31, 2009 is to focus on finding a suitable merger candidate or a viable business plan. The Company is seeking to raise capital to implement the Company's business strategy. In the event additional capital is not raised, the Company may seek a merger, acquisition or outright sale.

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

Loss per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the periods ended March 31, 2009 and 2008.

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

Item 4T - Controls and Procedures

Our management, which includes our Chief Executive Officer who also serves as our principal financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") as of the end of the period covered by this report. Based upon that evaluation, during 2008, our management concluded that our disclosure controls and procedures were not effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended, because of adjustments required by our independent auditors, primarily in the area of notes payable. Specifically, our independent auditors identified deficiencies in our internal controls and disclosures related to the valuation and amortization of beneficial conversion features on our notes payable. We have made the necessary adjustments to our financial statements and footnote disclosures in our Interim Report on Form 10-Q. We believe that our disclosure controls and procedures are now effective based upon the conduct of our evaluation for the period ended March 31, 2009. We are continually in the process of improving our internal controls in an effort to discover and remediate any deficiencies prior to filing any report. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the end of the period covered by this report based on such evaluation.

PART II
OTHER INFORMATION

Item 1   Legal Proceedings

None.

Item 2  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3   Defaults Upon Senior Securities

None

Item 4   Submission of Matters to a Vote of Security Holders

None

Item 5   Other Information

None

Item 6   Exhibits

(a) The following  sets forth those  exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit
No.	Description

31.1	* Certification of the Chief Executive Officer, dated May 15, 2009, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	* Certification of the Acting Chief Financial Officer, dated May 15, 2009, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	* Certification Chief Executive Officer, dated May 15, 2009, pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	* Certification Acting Chief Financial Officer, dated May 15, 2009, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

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

Echo Resources, Inc.

Date: May 15, 2009	By:	/s/ Pieter DuRand
Pieter DuRand
Chief Executive Officer,
President and Chairman of the Board*