Form 10-Q
period 2009-06-30
ECHO RESOURCES INC.
filed 2009-08-14
CIK 1084899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

(Mark one)
[X]  Quarterly  Report Under Section 13 or 15(d) of The Securities  Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

As of July 27, 2009,  there were  approximately  5,539,040  shares of the Issuer's common stock, par value $0.00005 per share outstanding.

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

SIGNATURES

EXHIBITS

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

Echo Resources, Inc.
(a development stage enterprise)
Balance Sheet

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$18,611	$14,371
Accounts receivable	0	0

Total current assets	18,611	14,371

OTHER ASSETS
Mining claim interest	0	0

Total other assets	0	0

Total Assets	$18,611	$14,371

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable
Accrued interest	$49,799	$42,627
Note payable	193,960	175,137

Total current liabilities	243,759	217,764

Total Liabilities	243,759	217,764

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000 shares authorized, 0 issued and outstanding	0	0
Common stock, $0.00005 par value, authorized 49,990,000 shares; 5,539,040 issued and outstanding	277	277
Additional paid-in capital	415,810	415,810
Deficit accumulated during the development stage	(641,235)	(619,480)

Total stockholders’ equity	(225,148)	(203,393)

Total Liabilities and Stockholders’ Equity	$18,611	$14,371

The accompanying notes are an integral part of the financial statements

Echo Resources, Inc.
(a development stage enterprise)
Statements of Operations
Six Months Ended June 30,
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

REVENUES	$0	$0	$0	$0

OPERATING EXPENSES
General and administrative	2,046	1,409	10,446	5,099
Professional fees	3,565	2,000	15,315	13,000

Net operating loss	5,611	3,409	25,761	18,099

Interest expense	6	10,523	25,994	26,478

Net loss	$(5,617)	$(13,932)	$(51,755)	$(44,577)

Basic net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding	5,539,040	5,539,040	5,539,040	5,539,040

The accompanying notes are an integral part of the financial statements

Echo Resources, Inc.
(a development stage enterprise)
 Statement of Stockholders’ Equity (Deficit)

	Number of Shares	Common Stock	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity

BEGINNING BALANCE, January 1, 2005	5,539,040	$277	$415,810	$(292,280)	$123,807

Net loss	0	0	0	(187,537)	(187,537)

BALANCE, December 31, 2005	5,539,040	277	415,810	(479,817)	(63,730)
Beneficial Conversion Feature Discount	0	0	0	15,000	15,000
Net loss	0	0	0	(79,450)	(79,450)

BALANCE, December 31, 2006	5,539,040	277	415,810	(544,267)	(128,180)
Beneficial Conversion Feature Discount	0	0	0	47,000	47,000
Net loss	0	0	0	(78,730)	(78,730)

BALANCE, December 31, 2007	5,539,040	277	415,810	(563,388)	(147,301)
Beneficial Conversion Feature Discount	0	0	0	35,001	35,001
Net loss	0	0	0	(91,093)	(91,093)

BALANCE, December 31, 2008	5,539,040	277	415,810	(619,480)	(203,393)
Beneficial Conversion Feature Discount	0	0	0	30,000	30,000
Net loss	0	0	0	(51,755)	(51,755)

ENDING BALANCE, June 30, 2009 (unaudited)	5,539,040	$277	$415,810	$(641,235)	$(225,148)

The accompanying notes are an integral part of the financial statements

Echo Resources, Inc.
(a development stage enterprise)
Statements of Cash Flows
Six Months Ended June 30,
(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(51,755)	$(44,577)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of beneficial conversion feature discount	18,823	20,619
Changes in operating assets and liabilities
Increase (decrease) in accounts payable - trade	0	0
Increase (decrease) in accrued interest expense	7,172	5,858

Net cash provided (used) by operating activities	(25,760)	(18,100)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on options	0	0

Net cash provided (used) by investing activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stockholder loan payable	0	0
Proceeds from note payable	30,000	20,000

Net cash provided by financing activities	30,000	20,000

Net increase (decrease) in cash	4,240	1,900

CASH, beginning of period	14,371	19,846

CASH, end of period	$18,611	$21,746
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-Cash Financing Activities:
Exchange of assets for reduction in notes payable	$0	$0

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

(g)  Interim financial information The financial statements for the six months ended June 30, 2009 and 2008 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year results.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $641,235 accumulated through June 30, 2009.  The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company is currently seeking additional capital to allow it to begin its planned operations

NOTE 3 - NOTES PAYABLE

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

The second note has been discounted for its beneficial  conversion feature,  which will be amortized over the life of the note. A summary of the notes follows.

On December 29, 2008, the Company and the lender entered into an extension and modification of the two notes, into 1 note with a new maturity of December 31, 2010 and an increase of the principal balance from a combined $200,000 to a total of $400,000.

Notes Payable

Gross proceeds from notes	$277,000
Less: Loan set-off	(50,000)
Less: Beneficial conversion feature	(227,000)
Add: Amortization of discount	193,960

Value of note on June 30, 2009	$193,960

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

Comparison of Operating Results for the Quarter Ended June 30, 2009 to the Quarter Ended June 30, 2008

Revenues

The Company did not  generate  any revenues from operations for the three months ended June 30, 2009 or 2008. Accordingly,  comparisons with prior periods are not meaningful.  The Company is subject to risks  inherent in the  establishment  of a new business  enterprise, including limited capital  resources and cost  increases  in services.

Operating Expenses

Operating  expenses increased by $2,202 from $3,409 for the three months ended June 30, 2008 to $5,611 for the three months ended June 30, 2009. The increase in our net operating expenses is due to increased professional fees expenses incurred.

Interest Expense

Interest expense for the three months ended June 30, 2009 and 2008 was $6 and $10,523, respectively. The decrease is due to a correction in beneficial conversion discount amortization.

Net Income/Loss

Net loss decreased by $8,321 from net loss of $13,932 for the three months ended June 30, 2008 to a net loss of $5,611 for the three months ended June 30, 2009. The decrease in net operating loss is due to the correction in amortization of beneficial conversion feature for convertible notes.

At June 30, 2009, our accumulated deficit was $641,235.

Assets and Liabilities

Our total assets were  $18,611 at June 30, 2009.  Our assets consist of cash of $18,611.

Total Current  Liabilities  are $243,759 at June 30, 2009.  Our notes payable  are for  $227,000. The notes were  discounted  by  $227,000  for their beneficial conversion features. At June 30, 2009, $193,960 of the discount has been amortized.

Financial Condition, Liquidity and Capital Resources

At June 30, 2009, we had cash and cash equivalents of $18,611. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. To date, we have not generated cash flow from operations. Consequently, we have been dependent upon a third party non-affiliate, Confederated Finance Corp. ("Confederated"), to fund our cash requirements. Specifically, we have entered into two Convertible Promissory Notes ("Notes") with Confederated for the principal sum or so much of the principal sum of Two Hundred Thousand Dollars ($200,000) as may from time to time have been advanced and be outstanding, together with accrued interest at the rate of 7% per annum. The entire unpaid balance of principal(subject to conversion of such principal as provided in the Note) and all accrued and unpaid interest shall be due and payable on the day prior to the first anniversary of the Effective Date of the Note.

As of June 30, 2009, we had a working capital deficit of $225,148. At June 30, 2009, we had no outstanding  debt other than  convertible  notes payable to Confederated  and accrued interest payable on the Notes. The Company will seek funds from possible strategic  and joint  venture  partners  and  financing  to cover any short term operating deficits and provide for long term working capital.  No assurances can be given that the Company will  successfully  engage  strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

No trends have been identified which would materially  increase or decrease our results of operations or liquidity.

We have short-term liquidity problems that will be addressed by the Convertible Note, which we have a balance of $173,000 to draw for working capital. For long-term liquidity, we believe that we will need to raise additional capital to remain an ongoing concern; however, as stated above no commitments have been made as of this date.

Comparison  of  Operating  Results for the  Six Months  Ended June 30, 2009 to the Six Months Ended June 30, 2008

Revenues

The Company did not  generate  any revenues from operations for the six months ended June 30, 2009 or 2008. Accordingly,  comparisons with prior periods are not meaningful.  The Company is subject to risks  inherent in the  establishment  of a new business  enterprise, including limited capital  resources and cost  increases  in services.

Operating Expenses
     Operating  expenses increased  by $7,662 from $18,099 for the six  months ended June 30, 2008 to $25,761 for the six months  ended June 30, 2009.  The increase in our operating expenses is due to increased  professional fees and general expenses we incurred for the six months ended June 30, 2009.

Interest Expense
     Interest expense for the six months ended June 30, 2009, and 2008 was $25,994 and $26,478 respectively. The decrease in our interest expense is due to the amortization of the beneficial  conversion feature  of the  convertible promissory note entered into with Confederated Finance Corp. ("Convertible Note").

Net Income/Loss

     Net loss increased by $7,178 from net loss of $44,577 for the six months ended June 30, 2008 to a net loss of $51,755 for the six  months  ended June 30, 2009.  The increase in net operating  loss is due to the increase in the amortization  of  beneficial conversion feature for convertible notes, increased professional fees and general expenses.

At June 30, 2009, our accumulated deficit was $641,235.

Assets and Liabilities

Our total assets were  $18,611 at June 30, 2009.  Our assets consist of cash of $18,611.

Total Current  Liabilities  are $243,759 at June 30, 2009.  Our notes payable  are for  $227,000. The notes were  discounted  by  $227,000  for their beneficial conversion features. At June 30, 2009, $193,960 of the discount has been amortized.

Financial Condition, Liquidity and Capital Resources

At June 30, 2009, we had cash and cash equivalents of $18,611. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. To date, we have not generated cash flow from operations. Consequently, we have been dependent upon a third party non-affiliate,  Confederated Finance Corp. ("Confederated"), to fund our cash  requirements.  Specifically,  we have  entered  into  two  Convertible Promissory Notes ("Notes") with Confederated for the principal sum or so much of the principal sum of Two Hundred Thousand Dollars ($200,000) as may from time to time have been advanced and be  outstanding,  together with accrued  interest at the rate of 7% per annum.  The entire  unpaid  balance of  principal(subject  to conversion of such principal as provided in the Note) and all accrued and unpaid interest  shall be due and payable on the day prior to the first  anniversary of  the Effective Date of the Note.

As of June 30, 2009, we had a working capital deficit of $225,148. At June 30, 2009, we had no outstanding  debt other than  convertible  notes payable to Confederated  and accrued interest payable on the Notes. The Company will seek funds from possible strategic  and joint  venture  partners  and  financing  to cover any short term operating deficits and provide for long term working capital.  No assurances can be given that the Company will  successfully  engage  strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

No trends have been identified which would materially  increase or decrease our results of operations or liquidity.

We have short-term liquidity problems that will be addressed by the Convertible Note, which we have a balance of $173,000 to draw for working capital. For long-term liquidity, we believe that we will need to raise additional capital to remain an ongoing concern; however, as stated above no commitments have been made as of this date.

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

Loss per share:  Basic loss per share excludes  dilution and is computed by dividing the loss  attributable to common  shareholders by the  weighted-average number of common  shares  outstanding  for the  period.  Diluted  loss per share reflects  the  potential  dilution  that  could  occur  if  securities  or other contracts to issue common stock were exercised or converted into common stock or resulted  in the  issuance of common  stock that  shared in the  earnings of the Company.  Diluted loss per share is computed by dividing  the loss  available to common  shareholders by the weighted average number of common shares outstanding for  the  period  and  dilutive   potential  common  shares  outstanding  unless consideration  of  such  dilutive   potential  common  shares  would  result  in anti-dilution.  Common stock  equivalents were not considered in the calculation of diluted loss per share as their effect would have been  anti-dilutive for the periods ended June 30, 2009 and 2008.

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

Item 5   Other Information

None

Item 6   Exhibits

(a) The following  sets forth those  exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit
number      Descriptions

31.1      * Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of  2002.

32.1      * Certification Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
__________
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

Echo Resources, Inc.

Date August 14, 2009	By:	/s/ Pieter DuRand
Pieter DuRand
Chief Executive Officer, President and Chairman of the Board*

*    Pieter  DuRand  has  signed  both on  behalf  of the  registrant  as a duly authorized officer and as the Registrant's principal accounting officer.