Form 10-Q
period 2009-09-30
FORTRESS EXPLORATION, INC.
filed 2009-11-09
CIK 1084899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

(Mark one)

☒ Quarterly  Report Under Section 13 or 15(d) of The Securities  Exchange Act of 1934

For the quarterly period ended September 30, 2009

☐  Transition Report Under Section 13 or 15(d) of The Securities  Exchange Act of 1934

For the transition period from ______________ to _____________

Commission file number 000-26703

FORTRESS EXPLORATION, INC.

(Exact name of registrant as specified in its charter)

Delaware	000-26703	98-0206030
(State or other jurisdiction of incorporation)	(Commission file number)	(IRS Employer Identification No.)

2101 Vista Parkway, Suite 4011
West Palm Beach FL33411
(Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code: (561) 939-4890

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

Indicate by check mark whether the registrant is an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

|☒ Yes	☐No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of October 23, 2009,  there were  approximately  5,539,040  shares of the Issuer's common stock, par value $0.00005 per share outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this quarterly report on Form 10-Q contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors including the risk factors set forth in our Form 10-K. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

SIGNATURES

EXHIBITS

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

Fortress Exploration, Inc.
(a development stage enterprise)
Balance Sheet

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$749	$14,371
Accounts receivable	0	0

Total current assets	749	14,371

OTHER ASSETS
Mining claim interest	0	0

Total other assets	0	0

Total Assets	$749	$14,371

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable
Accrued interest	$53,804	$42,627
Note payable	202,257	175,137

Total current liabilities	256,061	217,764

Total Liabilities	256,061	217,764

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value, 10,000 shares authorized, 0 issued and outstanding	0	0
Common stock, $0.00005 par value, authorized 49,990,000 shares; 5,539,040 issued and outstanding	277	277
Additional paid-in capital	415,810	415,810
Deficit accumulated during the development stage	(671,399)	(619,480)

Total stockholders’ equity	(255,312)	(203,393)

Total Liabilities and Stockholders’ Equity	$749	$14,371

The accompanying notes are an integral part of the financial statements.

Fortress Exploration, Inc.
(a development stage enterprise)
Statements of Operations
Nine Months Ended September 30,
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

REVENUES	$0	$0	$0	$0

COST OF SALES	0	0	0	0

GROSS MARGIN	0	0	0	0

OPERATING EXPENSES
Depreciation	0	0	0	0
Write-off assets	0	0	0	0
General and administrative	14,361	6,925	26,622	12,024
Professional fees	3,500	7,000	17,000	20,000

Net operating loss	17,861	13,925	43,622	32,024

Interest expense	11,233	14,965	38,297	41,443

Net loss	$(29,094)	$(28,890)	$(81,919)	$(73,467)

Basic net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares outstanding	5,539,040	5,539,040	5,539,040	5,539,040

The accompanying notes are an integral part of the financial statements.

Fortress Exploration, Inc.
(a development stage enterprise)
 Statement of Stockholders’ Equity (Deficit)

	Number of Shares	Common Stock	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity

BEGINNING BALANCE, January 1, 2005	5,539,040	$277	$415,810	$(292,280)	$123,807

Net loss	0	0	0	(187,537)	(187,537)

BALANCE, December 31, 2005	5,539,040	277	415,810	(479,817)	(63,730)
Beneficial Conversion Feature Discount	0	0	0	15,000	15,000
Net loss	0	0	0	(79,450)	(79,450)

BALANCE, December 31, 2006	5,539,040	277	415,810	(544,267)	(128,180)
Beneficial Conversion Feature Discount	0	0	0	47,000	47,000

Net loss	0	0	0	(78,730)	(78,730)

BALANCE, December 31, 2007	5,539,040	277	415,810	(563,388)	(147,301)
Beneficial Conversion Feature Discount	0	0	0	35,001	35,001
Net loss	0	0	0	(91,093)	(91,093)
BALANCE, December 31, 2008	5,539,040	277	415,810	(619,480)	(203,393)
Beneficial Conversion Feature Discount	0	0	0	30,000	30,000
Net loss	0	0	0	(81,919)	(81,919)
ENDING BALANCE, September 30, 2009 (unaudited)	5,539,040	$277	$415,810	$(671,399)	$(255,312)

The accompanying notes are an integral part of the financial statements.

Fortress Exploration, Inc.
(a development stage enterprise)
Statements of Cash Flows
Nine Months Ended September 30,
(Unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(81,919)	$(73,467)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of beneficial conversion feature discount	27,120	32,373
Changes in operating assets and liabilities
Increase (decrease) in accounts payable - trade	0	0
Increase (decrease) in accrued interest expense	11,177	9,069

Net cash provided (used) by operating activities	(43,622)	(32,025)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on options	0	0

Net cash provided (used) by investing activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stockholder loan payable	0	0
Proceeds from note payable	30,000	20,000

Net cash provided by financing activities	30,000	20,000

Net increase (decrease) in cash	(13,622)	(12,025)

CASH, beginning of period	14,371	19,846

CASH, end of period	$749	$7,821
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-Cash Financing Activities:
Exchange of assets for reduction in notes payable	$0	$0

The accompanying notes are an integral part of the financial statements.

Fortress Exploration, Inc.
(a development stage enterprise)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) The Company Fortress Exploration, Inc. is a Delaware chartered development stage corporation which conducts business from its headquarters in West Palm Beach, Florida.

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

(g)  Interim financial information The financial statements for the nine months ended September 30, 2009 and 2008 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year results.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $671,399 accumulated through September 30, 2009. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to begin its planned operations

NOTE 3 - NOTES PAYABLE

In September 2004, Fortress issued a convertible promissory note to allow advances up to $100,000. As of September 30, 2005, $100,000 had been advanced to the company. The note bears seven percent interest, is convertible at the lender's option at $2 per share, and is payable in one year. The lender has agreed to a third extension of the maturity date for an additional year, to September 2008. The note has been discounted for its beneficial conversion feature, which will be amortized over the life of the note. A summary of the notes is as follows:

Fortress Exploration, Inc.
(a development stage enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - NOTES PAYABLE, continued

In September 2005, the Company issued another convertible promissory note with exactly the same terms as the first note, principal up to $100,000, interest at 7%, maturity in one year and convertible at the lenders option at $2 per share. At December 31, 2006, $65,000 had been advanced under this note. $22,000 was advanced under this note through the first half of 2007. The Company sold its mining claim interest to this creditor for a reduction of the promissory note balance in the amount of $50,000 in the third quarter of 2007. $25,000 was advanced under this loan at the end of the third quarter of 2007. The note was due September 30, 2007 and a one year extension of the due date to September 30, 2008, has been received.

The second note has been discounted for its beneficial  conversion feature,  which will be amortized over the life of the note. A summary of the notes follows.

On December 29, 2008, the Company and the lender entered into an extension and modification of the two notes, into 1 note with a new maturity of December 31, 2010 and an increase of the principal balance from a combined $200,000 to a total of $500,000.

Notes Payable

Gross proceeds from notes	$267,000
Less: Loan set-off	(50,000)
Less: Beneficial conversion feature	(217,000)
Add: Amortization of discount	202,257
Value of note on September 30, 2009	$202,257

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

Overview

The Company is a development stage company and has not yet generated or realized any revenues from business operations. The Company's business strategy changed in the third quarter 2007 to seeking potential merger candidates. The Company's auditors have issued a going concern opinion in our audited financial statements for the fiscal year ended December 31, 2008. This means that our auditors believe there is doubt that the Company can continue as an on-going business for the next twelve months unless it obtains additional capital to pay its bills. This is because the Company has not generated any revenues and no revenues are currently anticipated. Accordingly, we must raise cash from sources such as investments by others in the Company and through possible transactions with strategic or joint venture partners. We do not plan to use any capital raised for the purchase or sale of any plant or significant equipment. The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing subsequently under the caption "Financial Statements."

Comparison of Operating Results for the Quarter Ended September 30, 2009 to the Quarter Ended September 30, 2008

Revenues

The Company did not generate any revenues from operations for the three months ended September 30, 2009 or 2008. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and cost increases in services.

Operating Expenses

Operating  expenses increased by $3,936 from $13,925 for the three months ended September 30, 2008 to $17,861 for the three months ended September 30, 2009. The increase in our  operating expenses is due to  general and administrative expenses incurred.

Interest Expense

Interest expense for the three months ended September 30, 2009 and 2008 was $11,233 and $14,965, respectively. The decrease is due to an decrease in beneficial conversion discount amortization.

Net Income/Loss

Net loss increased by $204 from net loss of $28,890 for the three months ended September 30, 2008 to a net loss of $29,094 for the three months ended September 30, 2009. The increase in net operating loss is due to the increase in increase in operating expenses

At September 30, 2008, our accumulated deficit was $671,399.

Assets and Liabilities

Our total assets were  $749 at September 30, 2009.  Our assets consist of cash of $749.

Total Current  Liabilities  are $256,061 at September 30, 2009.  Our notes payable are for  $227,000. The notes were  discounted  by  $227,000  for their beneficial conversion features. At September 30, 2009, $202,257 of the discount has been amortized.

Financial Condition, Liquidity and Capital Resources

At September 30, 2009, we had cash and cash equivalents of $749. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. To date, we have not generated cash flow from operations. Consequently, we have been dependent upon a third party non-affiliate, Confederated Finance Corp. ("Confederated"), to fund our cash requirements. Specifically, we have entered into two Convertible Promissory Notes ("Notes") with Confederated for the principal sum or so much of the principal sum of Five Hundred Thousand Dollars ($500,000) as may from time to time have been advanced and be outstanding, together with accrued interest at the rate of 7% per annum. The entire unpaid balance of principal(subject to conversion of such principal as provided in the Note) and all accrued and unpaid interest shall be due and payable on the day prior to the first anniversary of the Effective Date of the Note.

As of September 30, 2009, we had a working capital deficit of $255,312. At September 30, 2009, we had no outstanding debt other than convertible notes payable to Confederated and accrued interest payable on the Notes. The Company will seek funds from possible strategic and joint venture partners and financing to cover any short term operating deficits and provide for long term working capital. No assurances can be given that the Company will successfully engage strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

No trends have been identified which would materially  increase or decrease our results of operations or liquidity.

We have short-term liquidity problems that will be addressed by the Convertible Note, which we have a balance of $273,000 to draw for working capital. For long-term liquidity, we believe that we will need to raise additional capital to remain an ongoing concern; however, as stated above no commitments have been made as of this date.

Comparison  of  Operating  Results for the Nine Months  Ended September 30, 2009 to the Nine Months Ended September 30, 2008

Revenues

The Company did not generate any revenues from operations for the nine months ended September 30, 2009 or 2008. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and cost increases in services.

Operating Expenses

Operating expenses increased by $11,598 from $32,024 for the nine months ended September 30, 2008 to $43,622 for the nine months ended September 30, 2009. The increase in our operating expenses is due to increased general and administrative expenses incurred.

Interest Expense

Interest expense for the nine months ended September 30, 2009, and 2008 was $38,297 and $41,443 respectively. The decrease in our interest expense is due to the amortization of the beneficial conversion feature of the convertible promissory note entered into with Confederated Finance Corp. ("Convertible Note").

Net Income/Loss

Net loss increased by $8,452 from net loss of $73,467 for the nine months ended September 30, 2008 to a net loss of $81,919 for the nine months ended September 30, 2009. The increase in net operating loss is due to the increase in the amortization of beneficial conversion feature for convertible notes and increased general and administrative expenses incurred.

At September 30, 2009, our accumulated deficit was $671,399.

Assets and Liabilities

Our total assets were  $749 at September 30, 2009.  Our assets consist of cash of $749.

Total Current  Liabilities  are $256,061 at September 30, 2009.  Our notes payable are for  $227,000. The notes were  discounted  by  $227,000  for their beneficial conversion features. At September 30, 2009, $202,257 of the discount has been amortized.

Financial Condition, Liquidity and Capital Resources

At September 30, 2009, we had cash and cash equivalents of $749. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. To date, we have not generated cash flow from operations. Consequently, we have been dependent upon a third party non-affiliate, Confederated Finance Corp. ("Confederated"), to fund our cash requirements. Specifically, we have entered into two Convertible Promissory Notes ("Notes") with Confederated for the principal sum or so much of the principal sum of Five Hundred Thousand Dollars ($500,000) as may from time to time have been advanced and be outstanding, together with accrued interest at the rate of 7% per annum. The entire unpaid balance of principal(subject to conversion of such principal as provided in the Note) and all accrued and unpaid interest shall be due and payable on the day prior to the first anniversary of the Effective Date of the Note.

As of September 30, 2009, we had a working capital deficit of $255,312. At September 30, 2009, we had no outstanding debt other than convertible notes payable to Confederated and accrued interest payable on the Notes. The Company will seek funds from possible strategic and joint venture partners and financing to cover any short term operating deficits and provide for long term working capital. No assurances can be given that the Company will successfully engage strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

No trends have been identified which would materially increase or decrease our results of operations or liquidity.

We have short-term liquidity problems that will be addressed by the Convertible Note, which we have a balance of $273,000 to draw for working capital. For long-term liquidity, we believe that we will need to raise additional capital to remain an ongoing concern; however, as stated above no commitments have been made as of this date.

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

Loss per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the periods ended September 30, 2009 and 2008.

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

Item 5   Other Information

None

Item 6   Exhibits

(a) The following  sets forth those  exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit
number      Descriptions

31.1            * Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2            * Certification of the Acting Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1            * Certification Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.1            * Certification Acting Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of  2002.

*    Filed herewith.

(b) The following  sets forth the  Company's  reports on Form 8-K that have been filed during the quarter for which this report is filed:

August 19, 2009 - Change of the Company’s Certifying Independent Accountant

October 13, 2009 - Change of the Company’s name

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fortress Exploration, Inc.

	By:	/s/ Pieter DuRand
Pieter DuRand
Chief Executive Officer, President and Chairman of the Board*

Date: November 9, 2009

*    Pieter  DuRand  has  signed  both on  behalf  of the  registrant  as a duly authorized officer and as the Registrant's principal accounting officer.