Form 10-K
period 2009-12-31
FORTRESS EXPLORATION, INC.
filed 2010-03-31
CIK 1084899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒  ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 000-26703

FORTRESS EXPLORATION, INC.
(Exact name of registrant as specified in its charter)

Delaware	000-26703	98-0206030
(State or other jurisdiction of incorporation)	(Commission file number)	(IRS Employer Identification No.)

2101 Vista Parkway., Suite 4011 West Palm Beach FL	33411
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (561) 939-4890

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, Par Value $0.00005 Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the issuer (1) has filed all reports  required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the  registrant was required to file such reports),  and (2) has been subject to such filing  requirements  for the past 90 days.  Yes ☐   No ☒

Indicate by check mark if disclosure  of  delinquent  filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in  definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

 Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of Alarge accelerated filer,@ Aaccelerated filer@ and Asmaller reporting company@ in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☒    No ☐

Of the 5,539,040 shares of voting stock of the registrant issued and outstanding as of February 2, 2010, 552,046 shares were held by non-affiliates. The aggregate market value of the voting  stock held by non-affiliates of the registrant computed by reference to the closing bid price of its Common Stock as reported on the OTC Bulletin Board on February 2, 2010: US$386,432.

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

(a)  Business Development

Fortress Exploration, Inc. was incorporated on December 15, 1997 in Delaware as AlphaCom  Corporation. Previously, we were a subsidiary of Lingo Media Inc. ("LMI") (formerly Alpha Communications Corp.) located at 151 Bloor Street West, Suite 890, Toronto, Ontario, M5S 1S4. On March 20, 2003, Bruce Cohen ("Mr. Cohen") acquired 1,500,000 shares of our common stock from 1476848 Ontario Inc. We changed our name in March 2003 to TVE  Corporation  and in July 2004 to Echo Resources, Inc. In September 2000, we commenced trading on the Over-The-Counter Bulletin Board under the symbol "AHMC", our symbol was changed to "ALHO" as of March 7, 2003 due to a 1:25 reverse stock split and was later  changed in March 2003 to "TVEO" due to a name change. In the thrid quater 2009 we changed our name to Fortress Exploration, Inc., and received a new trading symbol - FRXP.

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

Unless the context indicates otherwise, references hereinafter to the "Company", "we", "us" or "Fortress" include Fortress Exploration, Inc., a Delaware corporation. Our principal place of business is 2101 Vista Parkway, Suite 4011, West Palm Beach, Florida 33411, and our telephone number at that address is (561) 939-4890.

(b) Business of the Company

     The Company is a start-up, development stage company and has not yet generated or realized any revenues from business operations. The Company's business strategy focused on diamond and gold  exploration and development of diamond and gold mines in Canada. In 2007 the Company decided to exit this business plan and seek a different plan that would require less start-up capital to develop. The Company's auditors have issued a going concern opinion in our audited financial statements for the fiscal year ended December 31, 2009. This means that our auditors believe there is doubt that the Company can continue as an on-going business for the next twelve months unless it obtains  additional capital to pay its bills. This is because the Company has not  generated any revenues and no revenues are anticipated until it begins removing and selling minerals. Accordingly, we must raise cash from sources such as investments by others in the Company and through possible transactions with strategic or joint venture partners. In the event we raise cash, we will likely use such funds to develop an new business plan, which is as yet undetermined We do not plan to use any capital raised for the purchase or sale of any plant or significant equipment. The following  discussion and analysis  should be read in conjunction with the financial statements of the Company and the  accompanying notes appearing subsequently under the caption "Financial Statements."

Employees

As of December 31, 2009, we do not have any employees. We anticipate hiring employees over the next twelve months if we are successful in implementing our  plan of operations. Presently,  the Company does not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, the Company may adopt such plans in the future.

Available Information

 Information regarding the Company's annual reports on Form 10-K, quarterly reports on Form  10-Q, current reports on Form 8-K, and any amendments to these reports, are available to the public from the SEC's website at  http://www.sec.gov as soon as reasonably practicable after the  Company electronically files such reports with the Securities and Exchange  Commission. Any document that the Company files with the SEC may also be read and copied at the SEC's public reference room located at Room 1024, Judiciary Plaza, 450 Fifth Street, N.W., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

Item 1A. Risk Factors

Risk Factors

You should consider each of the following risk factors and any other information set forth in this Form 10-K and the other Company's reports filed with the Securities and Exchange Commission  ("SEC"), including the Company's financial statements and related notes, in evaluating the Company's business and prospects. The risks and uncertainties described below are not the only ones that impact on the  Company's operations and business. Additional risks and uncertainties not presently known to the Company, or that the Company currently considers immaterial, may also impair its business or operations. If any of the following risks actually occur, the Company's business and financial  condition, results or prospects could be harmed.

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

Item 2. Description of Property

The Company's current mailing address is 2101 Vista Parkway., Suite 4011, West Palm Beach,  Florida 33411. The property consists of approximately 100 square feet of finished office space. Other than this mailing address, we do not currently maintain any other office facilities. We pay no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of our shareholder. We believe that the foregoing space is adequate to meet our current needs and anticipate moving our offices during the next twelve (12) months if we are able to execute our business plan.

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

PART II

Item 5. Market for Registrant=s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a) Market Information. Our common stock, par value $0.00005 per share (the "Common  Stock"),  was traded on the OTC Bulletin Board market under the symbol "AHMC" until such time as we amended our articles of incorporation and affected a 1:25 reverse stock split in March 2003 and received the stock symbol "ALHO". Subsequently, we changed our name to TVE  Corporation and  received  the stock symbol "TVEO". We then changed our name to Echo Resources, Inc. and received the stock symbol "ECHR". In the third quarter of 2009 we changed our name to Fortress Exploration, Inc. and received the stock symbol "FRXP" Our common stock is traded sporadically and no established liquid trading market currently exists therefore.

The following table represents the range of the high and low price for our Common Stock on the OTC Bulletin  Board for each fiscal quarter for the last two fiscal years ending December 31, 2009, and 2008, respectively. These Quotations represent prices between dealers, may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

Year 2009	High	Low
First Quarter	0.51	0.51
Second Quarter	0.51	0.51
Third Quarter	0.51	0.51
Fourth Quarter	0.70	0.51

Year 2009	High	Low
First Quarter	1.18	1.01
Second Quarter	1.00	0.60
Third Quarter	0.60	0.60
Fourth Quarter	0.60	0.51

(b)  Holders.  As of February 2, 2010,  there were  approximately  two hundred (200) holders of record of our common stock.

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

Results of Operations

Revenues

There is no historical financial information about the Company upon which to base an  evaluation of our performance. The Company did not generate any revenues from operations for the twelve months ended December 31, 2009 nor 2008. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the decision and implementation of a new business plan.

Operating Expenses

Operating expenses increased by $21,737 from $40,475 for the year ended December 31, 2008 to $62,212 for the year ended December 31, 2009. The increase in our operating expenses is due to the a increase in general and administrative expenses.

Interest Expense

Interest expense for the years ended December 31, 2009 and 2008 were $55,119 and $50,618.  The increase in our interest expense is due to the interest payable pursuant to the convertible  promissory notes entered into with Confederated Finance Corp. ("Convertible Note") and the amortization of the beneficial conversion feature discount of these notes.

Net Income/Loss

Net loss increased $26,238 from net operating loss of $91,093 for the year ended December 31, 2008 to a net operating  loss of $117,331 for the year ended December 31, 2009. The increase in net operating loss is due to higher general and administrative expenses and increased interest expense of the notes payable.

As of December 31, 2009, our accumulated deficit was $686,812.

Assets and Liabilities

Our total assets were $2,159 as of December 31, 2009. Our assets consisted  of cash of $2,159.

Total Current Liabilities as of December 31, 2009 were $272,884. Our notes payable are to Confederated Finance Corp. for $237,000. The notes have been discounted by $237,000 for their beneficial conversion feature which is amortized over the life of the notes. As of December 31, 2009, $214,848 of the discount has been amortized.

Plan of Operation

The Company's plan of operation for the next twelve months is to focus on developing and implementing a new business plan since we have elected to abandon the mining interests operations.

Financial Condition, Liquidity and Capital Resources

At December 31, 2008, we had cash and cash equivalents of $2,159. Our working capital is presently ($270,725) and there can be no assurance that our financial condition will improve.  We expect to continue to have minimal working capital or a working capital deficit as a result of our current liabilities.

For the year ended December 31, 2009, we have not generated cash flow from operations.  Consequently, we have been dependent upon a third party non-affiliate, Confederated Finance Corp. ("Confederated"), to fund our cash requirements. Specifically, we entered into a  Convertible Promissory Note ("Note") with Confederated for the principal sum or so much of the principal sum of One Hundred Thousand Dollars ($100,000) and a second note in the principal sum of One Hundred Thousand Dollars, ($100,000), as may from time to time have been advanced and be outstanding, together with accrued interest at the rate of 7% per annum. The entire unpaid balance of principal (subject to conversion of such principal as provided in the Note) and all accrued and unpaid interest shall be due and payable on the day prior to the first  anniversary of the Effective Date of the Note. On December 29, 2008 the Company and Confederated Finance entered into a Line of Credit Agreement which replaced the two existing lines into one, increased the line principal amount to $400,000 and extended the maturity to December 31, 2010. Therefore the Company has drawn $237,000 against this replacement Line of Credit agreement at December 31, 2009.

As of December 31, 2009, we had cash of $2,159 and a working capital deficit of $270,725. As of December 31, 2009, we had no outstanding debt other than ordinary notes payable to  Confederated in connection with accrued interest payable on the Notes. The Company will seek funds from possible strategic and joint venture partners and financing to cover any short term  operating deficits and provide for long term working capital. No assurances can be given that the Company will successfully engage strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

No trends have been identified which would materially increase or decrease our results of operations or liquidity.

We have short-term liquidity problems that will be addressed by the Convertible Note, which we have a balance of $163,000 to draw for working capital. For long-term liquidity, we believe that  we will need to raise additional capital to remain an ongoing concern; however, as stated above no commitments have been made as of this date.

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

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have a stockholders deficit of $686,812 at December 31, 2009 and net losses  from operations of $117,331 and  $91,093,  respectively, for the years ended December 31, 2009 and 2008. These conditions raise substantial doubt about our ability to continue as a going  concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Loss per share: Basic loss per share excludes dilution and is computed by dividing the loss  attributable to common shareholders by the weighted-average number of common shares  outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company.  Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential  common shares outstanding unless consideration of such dilutive potential common shares  would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the periods ended December 31, 2009 and 2008.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements. We do not anticipate entering into any off-balance sheet arrangements during the next 12 months.

Item 8. Financial Statements and Supplementary Data.

Our financial statements have been examined to the extent indicated in their reports by Hamilton, PC for the year ended December 31, 2009 and Pollard-Kelley Auditing Services, Inc. for the year ended December 31, 2008, and have been prepared in accordance with generally accepted accounting principles and pursuant to  Regulation S-X as promulgated by the Securities and Exchange Commission and are included  herein, on Page F-1 hereof in response to Part F/S of this Form 10-K.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

During 2009 we changed auditors from Pollard-Kelley Auditing Services, Inc. to Hamilton, PC

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

Based on such evaluation, our management has concluded that our disclosure controls and procedures were effective as of the end of the fiscal year ended December 31, 2009.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria established in  Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission  ("COSO"). Based on our assessment, we believe that, as of December 31, 2009, our internal  control over financial reporting is effective based on those criteria.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(a) Set forth below is the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name	Age	Position(s) with Company

Pieter DuRand	43	Chief Executive Officer, President, Secretary and Director(1)

Business Experience

Pieter DuRand, age 43, is a citizen and resident of South Africa. During the past five (5) years he has served as an advisor and a business consultant individually and as a representative of other  companies to both private and public companies. Consulting work has been in the field of oil  and gas exploration as well as advising and consulting on promotion of various unrelated products in Europe and Africa. He served as an interim Director of Medical Makeover Corporation of America, a Delaware corporation, from February 10, 2004 to March 10, 2004.  Mr. DuRand became a Director of the Company on June 30, 2004 and has continued to serve as such since.

Committees of the Board of Directors

We presently do not have an audit committee, compensation committee, nominating committee,  an executive committee of our board of directors, stock plan committee or any other  committees. However, our board of directors may establish various committees during the current fiscal year.

Compensation of Directors

Our director has received cash compensation of $12,000 for his services as a director and may be  reimbursed for their reasonable expenses incurred in attending board or committee meetings.

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

Code of Ethics

In March 2004, we adopted a Code of Ethics that meets the requirements of Section 406 of the  Sarbanes-Oxley Act of 2002. We will provide to any person without charge, upon request, a copy of such Code of Ethics. Persons wishing to make such a request should contact Pieter DuRand, Chief Executive Officer, 2101 Vista Parkway, Suite 4011, West Palm Beach,  Florida 33411. (561) 939-4890.

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

Item 11. Executive Compensation

The following table shows all the cash compensation paid by the Company, as well as certain  other compensation paid or accrued, during the fiscal year ended December 31, 2009 to the Company's President and highest paid executive officers. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years.

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long Term Compensation Awards Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options/SARs	LTIP Payouts	All Other Comp.

Pieter DuRand	2009	$12,000	0	0	0	0	0	0
	2008	$9,000	0	0	0	0	0	0
	2007	$9,000	0	0	0	0	0	0
	2006	$9,000	0	0	0	0	0	0
	2005	$9,000	0	0	0	0	0	0

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

Stock Option and Stock Appreciation Rights.

We do not currently have a Stock Option or Stock Appreciation Rights Plan. No stock options or stock appreciation rights were awarded during the fiscal year ended December 31, 2009, or the period ending on the date of this Report.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2009, information with respect to the beneficial ownership of our common stock by (i) persons known by us to beneficially own more than five percent of the outstanding  shares, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group.

	Common Stock Beneficially Owned
Name and Address	Title of Class	Number	Percent

Gala Enterprises Ltd. 102 Van Riebeeck St Potchefstroom, South Africa	Common	3,000,000	54.2

All Executive Officers and Directors as a Group (One (1) person)	Common	3,000,000	54.2%

--------------------------------------------------------------------------------
*     Less than 1%.

(1)  Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition,  shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the  information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person)  by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock  actually outstanding on February 2, 2010. As of February 2, 2010, there were 5,539,040  shares of our common stock issued and outstanding.

(2) Pieter DuRand holds 3,000,000 shares of our common stock through Gala Enterprises Ltd., a foreign corporation, that is owned by Mr. DuRand.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2009, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance, aggregated as follows: (i) all compensation plans previously approved by security holders; and (ii) all compensation plans not previously approved by security Holders:

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

Item 14. Principal Accounting Fees and Services.

	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2008	$10,500	none	none	none
2008	$10,000	none	none	none

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
_______________
*    Included herein

(b) Reports on Form 8-K

During the last quarter of the fiscal year ended December 31, 2009, we did not file any reports on Form 8-K.

SIGNATURES

In  accordance  with the Exchange Act, this report has been signed below by the  following  persons  on our behalf  and in the  capacities  and on the dates indicated.

Fortress Exploration, Inc.
(Registrant)
Date: March 25, 2010	By:	/s/ Pieter DuRand
Pieter DuRand, President and Director

Pursuant to the  requirements  of the  Exchange  Act,  this Report has been signed below by the  following  persons on behalf of the  Registrant  and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Pieter DuRand	CEO, President & Director	March 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Fortress Exploration, Inc.
West Palm Beach, Florida

We have audited the accompanying balance sheets of Fortress Exploration, Inc., as of December 31, 2009 and 2008, and the related statements of operations, stockholders= equity (deficit) and cash flows for the years in the period ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company=s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fortress Exploration, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years in the period ended December 31, 2009 and 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Fortress Exploration, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Fortress Exploration, Inc. suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hamilton, PC

/s/ Hamilton, PC

Denver, Colorado
March 31, 2010

Fortress Exploration, Inc.
Balance Sheet
December 31,

	2009	2008

ASSETS
CURRENT ASSETS
Cash	$2,159	$14,371
Accounts receivable	0	0

Total current assets	2,159	14,371

OTHER ASSETS
Mining claim interest	0	0

Total other assets	0	0

Total Assets	$2,159	$14,371

LIABILITIES AND STOCKHOLDERS= EQUITY
CURRENT LIABILITIES
Accounts payable
Accrued interest	$58,036	$42,627
Note payable	214,848	175,137

Total current liabilities	272,884	217,764

Total Liabilities	272,884	217,764

STOCKHOLDERS= EQUITY
Preferred stock, $0.0001 par value, 10,000 shares authorized, 0 issued and outstanding	0	0
Common stock, $0.00005 par value, authorized 49,990,000 shares; 5,539,040 issued and outstanding	277	277
Additional paid-in capital	415,810	415,810
Deficit accumulated during the development stage	(686,812)	(619,480)

Total stockholders= equity	(270,725)	(203,393)

Total Liabilities and Stockholders= Equity	$2,159	$14,371

The accompanying notes are an integral part of the financial statements

Fortress Exploration, Inc.
Statements of Operations
The Year Ended December 31,

	2009	2008

REVENUES	$0	$0

OPERATING EXPENSES:
General and administrative expenses	40,158	12,985
Professional fees	22,054	27,490

Total expenses	62,212	40,475

Interest expense	55,119	50,618

Net income (loss)	$(117,331)	$(91,093)

Income (loss) per weighted average common share	$(0.01)	$(0.01)

Number of weighted average common shares outstanding	5,539,040	5,539,040

The accompanying notes are an integral part of the financial statements

Fortress Exploration, Inc.
 Statement of Stockholders= Equity (Deficit)
	Number of Shares	Common Stock	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders= Equity

BEGINNING BALANCE, January 1, 2005	5,539,040	$277	$415,810	$(292,280)	$123,807

Net loss	0	0	0	(187,537)	(187,537)

BALANCE, December 31, 2005	5,539,040	277	415,810	(479,817)	(63,730)
Beneficial Conversion Feature Discount	0	0	0	15,000	15,000
Net loss	0	0	0	(79,450)	(79,450)

BALANCE, December 31, 2006	5,539,040	277	415,810	(544,267)	(128,180)
Beneficial Conversion Feature Discount	0	0	0	47,000	47,000
Net loss	0	0	0	(78,730)	(78,730)

BALANCE, December 31, 2007	5,539,040	277	415,810	(563,388)	(147,301)
Beneficial Conversion Feature Discount	0	0	0	35,001	35,001
Net loss	0	0	0	(91,093)	(91,093)
BALANCE, December 31, 2008	5,539,040	277	415,810	(619,480)	(203,393)
Beneficial Conversion Feature Discount	0	0	0	50,000	50,000
Net loss	0	0	0	(117,331)	(117,331)
BALANCE, December 31, 2009	5,539,040	$277	$415,810	$(686,812)	$(270,725)

The accompanying notes are an integral part of the financial statements

Fortress Exploration, Inc.
Statements of Cash Flows
For the Year Ended December 31,

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(117,331)	$(91,093)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of beneficial conversion feature discount	39,711	38,277
Changes in operating assets and liabilities
Increase (decrease) in accounts payable - trade	0	0
Increase (decrease) in accrued interest expense	15,408	12,341

Net cash provided (used) by operating activities	(62,212)	(40,475)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on options	0	0

Net cash provided (used) by investing activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stockholder loan payable	0	0
Proceeds from note payable	50,000	35,000

Net cash provided by financing activities	50,000	35,000

Net increase (decrease) in cash	(12,212)	(5,475)

CASH, beginning of period	14,371	19,846

CASH, end of period	$2,159	$14,371
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-Cash Financing Activities:
Exchange of assets for reduction in notes payable	$0	$0

The accompanying notes are an integral part of the financial statements

The accompanying notes are an integral part of the financial statements
Fortress Exploration, Inc.

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

d) Stock compensation for services rendered The Company may issue shares of common stock in exchange for services rendered.  The costs of the services are valued according to generally accepted accounting principles and have been charged to operations.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company=s financial position and operating results raise substantial doubt about the Company=s ability to continue as a going concern, as reflected by the net loss of $686,812 accumulated through December 31, 2009.  The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company is currently seeking additional capital to allow it to begin its planned operations

NOTE 3 - NOTES PAYABLE

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

In September 2005, the Company issued another convertible promissory note with exactly the same terms as the first note, principal up to $100,000, interest at 7%, maturity in one year and convertible at the lenders option at $2 per share. At December 31, 2006,$65,000 had been advanced under this note. $22,000 was advanced under this note through the first half of 2007. The Company sold its mining claim interest to this creditor for a reduction of the promissory note balance in the amount of $50,000 in the third quarter of 2007. $25,000 was advanced under this loan at the end of the third quarter of 2007. The note was due September 30, 2007 and a one year extension of the due date to September 30, 2008, has been received.

Fortress Exploration, Inc.
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - NOTES PAYABLE, continued

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

Notes Payable
Gross proceeds from notes	$287,000
Less: Loan set-off	(50,000)
Less: Beneficial conversion feature	(237,000)
Add: Amortization of discount	214,848
Value of note on December 31, 2009	$214,848

NOTE 4 B CASH AND CASH EQUIVALENTS

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

NOTE 7 B INVESTMENT

The 20% interest in two Canadian mining claims that Fortress purchased in 2004 required it to fund 50% of the exploration estimated work program beginning September 2005 in order to maintain the interest. In August 2005, this deadline was extended to February 26, 2006.

In August 2005, the Company purchased an additional 20% of this mining claim in exchange for $50,000 in cash.

In the third quarter of 2007, the Company sold the mining claim to the holder of its notes payable in exchange for a reduction in the outstanding balance of the notes payable in the amount of $50,000. The Company recorded no gain or loss on this transaction.