Form 10-Q
period 2010-03-31
FORTRESS EXPLORATION, INC.
filed 2010-05-14
CIK 1084899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

(Mark one)

☒  Quarterly  Report Under Section 13 or 15(d) of The Securities  Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

2101 Vista Parkway, Suite 4022
West Palm Beach,  FL 33411

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

Indicate by check mark whether the registrant is an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☒ Yes	☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of May 3, 2010,  there were  approximately 5,539,040  shares of the Issuer's common stock, par value $0.00005 per share outstanding.

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

SIGNATURES

EXHIBITS

                         PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

Fortress Exploration, Inc.
(a development stage enterprise)
Balance Sheet
March 31,
(Unaudited)
2010

ASSETS
CURRENT ASSETS
Cash	$13,738
Accounts receivable	0

Total current assets	13,738

OTHER ASSETS
Mining claim interest	0
Total other assets	0

Total Assets	$13,738

LIABILITIES AND STOCKHOLDERS= EQUITY
CURRENT LIABILITIES
Accounts payable
Accrued interest	$62,379
Note payable	224,717

Total current liabilities	287,096
Total Liabilities	287,096

STOCKHOLDERS= EQUITY
Preferred stock, $0.0001 par value, 10,000 shares authorized, 0 issued and outstanding	0
Common stock, $0.00005 par value, authorized 49,990,000 shares; 5,539,040 issued and outstanding	277
Additional paid-in capital	415,810
Deficit accumulated during the development stage	(689,445)

Total stockholders= equity	(273,358)

Total Liabilities and Stockholders= Equity	$13,738

The accompanying notes are an integral part of the financial statements

Fortress Exploration, Inc.
(a development stage enterprise)
Statements of Operations
Three Months Ended March 31,
(Unaudited)

	2010	2009

REVENUES	$0	$0

OPERATING EXPENSES:
General and administrative expenses	1,921	8,400
Professional fees	6,500	11,750

Total expenses	8,421	20,150

Interest expense	14,212	25,988

Net income (loss)	$(22,633)	$(46,138)

Income (loss) per weighted average common share	$(0.00)	$(0.01)

Number of weighted average common shares outstanding	5,539,040	5,539,040

The accompanying notes are an integral part of the financial statements

Fortress Exploration, Inc.
(a development stage enterprise)
 Statement of Stockholders= Equity (Deficit)

	Number of Shares	Common Stock	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders= Equity

BEGINNING BALANCE, January 1, 2005	5,539,040	$277	$415,810	$(292,280)	$123,807

Net loss	0	0	0	(187,537)	(187,537)

BALANCE, December 31, 2005	5,539,040	277	415,810	(479,817)	(63,730)
Beneficial Conversion Feature Discount	0	0	0	15,000	15,000
Net loss	0	0	0	(79,450)	(79,450)

BALANCE, December 31, 2006	5,539,040	277	415,810	(544,267)	(128,180)
Beneficial Conversion Feature Discount	0	0	0	47,000	47,000

Net loss	0	0	0	(78,730)	(78,730)

BALANCE, December 31, 2007	5,539,040	277	415,810	(563,388)	(147,301)
Beneficial Conversion Feature Discount	0	0	0	35,001	35,001
Net loss	0	0	0	(91,093)	(91,093)
BALANCE, December 31, 2008	5,539,040	277	415,810	(619,480)	(203,393)
Beneficial Conversion Feature Discount	0	0	0	50,000	50,000
Net loss	0	0	0	(117,331)	(117,331)
ENDING BALANCE, December 31, 2009	5,539,040	277	415,810	(686,811)	(270,724)
Beneficial Conversion Feature Discount	0	0	0	20,000	20,000
Net loss	0	0	0	(22,633)	(22,633)
ENDING BALANCE, March 31, 2010 (unaudited)	5,539,040	$277	$415,810	$(689,444)	$(273,357)

The accompanying notes are an integral part of the financial statements

Fortress Exploration, Inc.
(a development stage enterprise)
Statements of Cash Flows
Three Months Ended March 31,
(Unaudited)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,633)	$(46,138)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of beneficial conversion feature discount	9,868	22,534
Changes in operating assets and liabilities
Increase (decrease) in accounts payable - trade	0	0
Increase (decrease) in accrued interest expense	4,344	3,454

Net cash provided (used) by operating activities	(8,421)	(20,150)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on options	0	0

Net cash provided (used) by investing activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stockholder loan payable	0	0
Proceeds from note payable	20,000	10,000
Net cash provided by financing activities	20,000	10,000
Net increase (decrease) in cash	11,579	(10,150)
CASH, beginning of period	2,159	14,371
CASH, end of period	$13,738	$4,221
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-Cash Financing Activities:
Exchange of assets for reduction in notes payable	$0	$0

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

(g)  Interim financial information The financial statements for the three months ended March 31, 2010 and 2009 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company=s financial position and operating results raise substantial doubt about the Company=s ability to continue as a going concern, as reflected by the net loss of $689,445 accumulated through March 31, 2010.  The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company is currently seeking additional capital to allow it to begin its planned operations

NOTE 3 - NOTES PAYABLE

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

Notes Payable

Gross proceeds from notes	$317,000
Less: Loan set-off	(50,000)
Less: Beneficial conversion feature	(257,000)
Add: Amortization of discount	224,717

Value of note on March 31, 2010	$224,717

NOTE 4 B CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

NOTE 5 B USE OF ESTIMATES

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

NOTE 7 - SUBSEQUENT EVENTS

In April 2010, the Company acquired Greenworld International Resources, Ltd. Of Dublin, Ireland for the issuance of 10,000,000 restricted shares of common stock. This acquisition was accounted for as a recapitalization of Greenworld as a reverse acquisition.

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

Comparison of Operating Results for the Quarter Ended March 31, 2010 to the Quarter Ended March 31, 2009

Revenues

The Company did not  generate  any revenues from operations for the three months ended March 31, 2010 or 2009. Accordingly,  comparisons with prior periods are not meaningful.  The Company is subject to risks  inherent in the  establishment  of a new business  enterprise, including limited capital  resources and cost  increases  in services.

Operating Expenses

Operating  expenses decreased by $11,729 from $20,150 for the three months ended March 31, 2009 to $8,421 for the three months ended March 31, 2010. The decrease in our operating expenses is due to decreased professional fees and general and administrative expenses incurred.

Interest Expense

Interest expense for the three months ended March 31, 2010 and 2009 was $14,212 and $25,988, respectively. The decrease is due to an decrease in beneficial conversion discount amortization.

Net Income/Loss

Net loss decreased by $23,505 from net loss of $46,138 for the three months ended March 31, 2009 to a net loss of $22,633 for the three months ended March 31, 2010. The decrease in net operating loss is due to the decrease in amortization of beneficial conversion feature for convertible notes and decrease in operating expenses

At March 31, 2010, our accumulated deficit was $689,445.

Assets and Liabilities

Our total assets were  $13,738 at March 31, 2010.  Our assets consist of cash of $13,738.

Total Current  Liabilities  are $287,096 at March 31, 2010.  Our notes payable are for  $267,000. The notes were  discounted  by  $267,000  for their beneficial conversion features. At March 31, 2010, $224,717 of the discount has been amortized.

Financial Condition, Liquidity and Capital Resources

At March 31, 2010, we had cash and cash equivalents of $13,738. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. To date, we have not generated cash flow from operations. Consequently, we have been dependent upon a third party non-affiliate,  Confederated Finance Corp. ("Confederated"), to fund our cash  requirements.  Specifically,  we have  entered  into  two  Convertible Promissory Notes ("Notes") with Confederated for the principal sum or so much of the principal sum of Two Hundred Thousand Dollars ($200,000) as may from time to time have been advanced and be  outstanding,  together with accrued  interest at the rate of 7% per annum.  The entire  unpaid  balance of  principal(subject  to conversion of such principal as provided in the Note) and all accrued and unpaid interest  shall be due and payable on the day prior to the first  anniversary of  the Effective Date of the Note. On December 29, 2008, the Company and the lender entered into an extension and modification of the two notes, into 1 note with a new maturity of December 31, 2010 and an increase of the principal balance from a combined $200,000 to a total of $400,000.

As of March 31, 2010, we had a working capital deficit of $273,358. At March 31, 2010, we had no outstanding debt other than convertible notes payable to Confederated and accrued interest payable on the Notes. The Company will seek funds from possible strategic and joint venture partners and financing to cover any short term operating deficits and provide for long term working capital. No assurances can be given that the Company will successfully engage strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

No trends have been identified which would materially  increase or decrease our results of operations or liquidity.

We have short-term liquidity problems that will be addressed by the Convertible Note, which we have a balance of $133,000 to draw for working capital. For long-term liquidity, we believe that we will need to raise additional capital to remain an ongoing concern; however, as stated above no commitments have been made as of this date.

Plan of Operation

The Company's plan of operation through December 31, 2010 is to focus on finding a suitable merger candidate or a viable business plan. The Company is seeking to raise capital to implement the Company's business strategy. In the event additional capital is not raised, the Company may seek a merger, acquisition or outright sale.

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

Loss per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the periods ended March 31, 2010 and 2009.

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

Item 4T - Controls and Procedures

Our management, which includes our Chief Executive Officer who also serves as our principal  financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") as of the end of the period covered by this report. Based upon that evaluation, during 2008, our management concluded that our disclosure  controls and procedures were not effective for timely gathering, analyzing and disclosing the  information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended, because of adjustments required by our independent auditors, primarily in the area of notes payable. Specifically, our independent auditors identified deficiencies in our internal controls and disclosures related to the valuation and amortization of beneficial  conversion features on our notes payable. We have made the necessary adjustments to our financial statements and footnote disclosures in our Interim Report on Form 10-Q. We believe that our disclosure controls and procedures are now effective based upon the conduct of our evaluation for the period ended March 31, 2010.  We are continually in the process of improving our internal controls in an effort to discover and remediate any deficiencies prior to filing any report. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the end of the period covered by this report based on such evaluation.

PART II

OTHER INFORMATION.

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
President and Chairman of the Board*
Date: May 14, 2010

*    Pieter DuRand has signed both on behalf of the registrant as a duly authorized officer and as the Registrant's principal accounting officer.