Form 10-Q
period 2010-06-30
GREENWORLD DEVELOPMENT, INC.
filed 2010-08-16
CIK 1084899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

(Mark one)

☒  Quarterly  Report Under Section 13 or 15(d) of The Securities  Exchange Act of 1934

For the quarterly period ended June 30, 2010

☐  Transition Report Under Section 13 or 15(d) of The Securities  Exchange Act of 1934

For the transition period from ______________ to _____________

Commission file number 000-26703

GREENWORLD DEVELOPMENT, INC.

(Exact name of registrant as specified in its charter)

Nevada	000-26703	98-0206030
(State or other jurisdiction of incorporation)	(Commission file number)	(IRS Employer Identification No.)

2101 Vista Parkway, Suite 4022
West Palm Beach FL 33411

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

Indicate by check mark whether the registrant is an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes	☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of August 13, 2010,  there were  approximately 46,617,120  shares of the Issuer's common stock, par value $0.001 per share outstanding.

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

INDEX

PART I. - FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1

Item 2	Management's Discussion and Analysis or Plan of Operations	1

Item 3	Quantitative and Qualitative Disclosures About Market Risk	5

Item 4T.	Controls and Procedures	5

PART II. - OTHER INFORMATION

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

Greenworld Development, Inc.
(f/k/a Fortress Exploration, Inc.)
(a development stage enterprise)
Consolidated Balance Sheet

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$15,336	$2,159
Accounts receivable	122	0

Total current assets	15,458	2,159

OTHER ASSETS
Property lease holding	1,038,081	0
Deferred expenses	672,617	0

Total other assets	1,710,698	0

Total Assets	$1,726,156	$2,159

LIABILITIES AND STOCKHOLDERS= EQUITY
CURRENT LIABILITIES
Accounts payable	$200,038	$0
Accrued interest	67,042	58,036
Note payable	239,459	214,848

Total current liabilities	506,539	272,884

Total Liabilities	506,539	272,884

STOCKHOLDERS= EQUITY
Preferred stock, $0.001 and $0.0001 par value, 50,000,000 and 10,000,000 shares authorized, 0 issued and outstanding	0	0
Common stock, $0.001 and $0.00005 par value, authorized 300,000,000 and 49,990,000 shares; 46,617,120 and 5,539,040 issued and outstanding	46,617	277
Additional paid-in capital	1,532,759	415,810
Accumulated comprehensive income (loss)	(219,311)	0
Deficit accumulated during the development stage	(140,448)	(686,812)

Total stockholders= equity	1,219,617	(270,725)

Total Liabilities and Stockholders= Equity	$1,726,156	$2,159

The accompanying notes are an integral part of the financial statements.

Greenworld Development, Inc.
(f/k/a Fortress Exploration, Inc.)
(a development stage enterprise)
Consolidated Statements of Operations
Six Months Ended June 30,
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

REVENUES	$0	$0	$0	$0

OPERATING EXPENSES
General and administrative	74,640	2,046	76,561	10,446
Professional fees	6,350	3,565	12,850	15,315

Net operating loss	80,990	5,611	89,411	25,761

Interest expense	19,405	6	33,617	25,994

Net loss	(100,395)	(5,617)	(123,028)	(51,755)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	(268,791)	0	(268,791)	0

Comprehensive income	$(369,186)	$(5,617)	$(391,819)	$(51,755)

Basic net loss per share	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding	23,320,417	5,539,040	19,987,286	5,539,040

The accompanying notes are an integral part of the financial statements.

Greenworld Development, Inc.
(f/k/a Fortress Exploration, Inc.)
(a development stage enterprise)
 Consolidated Statement of Stockholders= Equity (Deficit)

	Number of Shares	Common Stock	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders= Equity

BEGINNING BALANCE, January 1, 2005	16,617,120	$831	$415,256	$(292,280)	$123,807

Net loss	0	0	0	(187,537)	(187,537)

BALANCE, December 31, 2005	16,617,120	831	415,256	(479,817)	(63,730)
Beneficial Conversion Feature Discount	0	0	0	15,000	15,000
Net loss	0	0	0	(79,450)	(79,450)

BALANCE, December 31, 2006	16,617,120	831	415,256	(544,267)	(128,180)
Beneficial Conversion Feature Discount	0	0	0	47,000	47,000
Net loss	0	0	0	(78,730)	(78,730)

BALANCE, December 31, 2007	16,617,120	831	415,810	(563,388)	(147,301)
Beneficial Conversion Feature Discount	0	0	0	35,001	35,001
Net loss	0	0	0	(91,093)	(91,093)
BALANCE, December 31, 2008	16,617,120	831	415,810	(619,480)	(203,393)
Beneficial Conversion Feature Discount	0	0	0	50,000	50,000
Net loss	0	0	0	(117,331)	(117,331)
ENDING BALANCE, December 31, 2009	16,617,120	831	415,810	(686,811)	(270,724)
Beneficial Conversion Feature Discount	0	0	0	35,000	35,000
Reverse acquisition	30,000,000	1,500	1,161,235	634,391	1,797,126
Reincorporation effects	0	44,286	(44,286)	0	0
Net loss	0	0	0	(123,028)	(123,028)
ENDING BALANCE, June 30, 2010 (unaudited)	46,617,120	$46,617	$1,532,759	$(140,448)	$1,438,374

The accompanying notes are an integral part of the financial statements.

Greenworld Development, Inc.
(f/k/a Fortress Exploration, Inc.)
(a development stage enterprise)
Consolidated Statements of Cash Flows
Six Months Ended June 30,
(Unaudited)
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(123,028)	$(51,755)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of beneficial conversion feature discount	33,566	18,823
Changes in operating assets and liabilities
Increase (decrease) in accounts payable - trade	0	0
Increase (decrease) in accrued interest expense	11,835	7,172

Net cash provided (used) by operating activities	(77,627)	(25,760)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on options	0	0

Net cash provided (used) by investing activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stockholder loan payable	0	0
Proceeds from note payable	45,000	30,000

Net cash provided by financing activities	45,000	30,000

Effect of exchange rates on cash	45,804	0

Net increase (decrease) in cash	13,177	4,240

CASH, beginning of period	2,159	14,371

CASH, end of period	$15,336	$18,611
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-Cash Financing Activities:
Shares issued to effect reverse acquisition	$1,797,126	$0

The accompanying notes are an integral part of the financial statements.

Greenworld Development, Inc.
(f/k/a Fortress Exploration, Inc.)
(a development stage enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with regard to the 6 months ended June 30, 2010 and 2009 is unaudited)

Note 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) The Company Greenworld Development, Inc., (f/k/a Fortress Exploration, Inc.), is a Nevada chartered development stage corporation which conducts business from its headquarters in West Palm Beach, Florida. The Company reincorporated from Delaware in June 2010.

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

(g)  Interim financial information The financial statements for the six months ended June 30, 2010 and 2009 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year results.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company=s financial position and operating results raise substantial doubt about the Company=s ability to continue as a going concern, as reflected by the net loss of $140,448 accumulated through June 30, 2010.  The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company is currently seeking additional capital to allow it to begin its planned operations

NOTE 3 - NOTES PAYABLE

In September 2004, Greenworld issued a convertible  promissory note to allow advances up to $100,000.  As of September 30, 2005, $100,000 had been advanced to the company. The note bears seven percent interest,  is convertible at the lender's option at $2 per share, and is payable in one year. The lender has agreed to a third extension of  the maturity date for an additional year, to September 2008. The note has been discounted for its beneficial  conversion feature,  which will be amortized over the life of the note.

Greenworld Development, Inc.
(f/k/a Fortress Exploration, Inc.)
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

Notes Payable
Gross proceeds from notes	$332,000
Less: Loan set-off	(50,000)
Less: Beneficial conversion feature	(332,000)
Add: Amortization of discount	239,459

Value of note on June 30, 2010	$239,459

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

NOTE 6 - STOCKHOLDERS= EQUITY

At June 30, 2010, the Company has 300,000,000 shares of par value $0.001 common stock authorized and 46,617,120 issued and outstanding. In April 2010, the Company issued 10,000,000 shares to effect the reverse acquisition. In June 2010, the Company reincorporated in Nevada from Delaware; changed the authorized shares from 49,990,000 to 300,000,000; and changed the par value from $0.00005 to $0.001 per share. In June 2010, the Company announced a forward split of the then issued and outstanding shares on a 3 for 1 basis.

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

Comparison of Operating Results for the Quarter Ended June 30, 2010 to the Quarter Ended June 30, 2009

Revenues

The Company did not  generate  any revenues from operations for the three months ended June 30, 2010 or 2009. Accordingly,  comparisons with prior periods are not meaningful.  The Company is subject to risks  inherent in the  establishment  of a new business  enterprise, including limited capital  resources and cost  increases  in services.

Operating Expenses

Operating  expenses increased by $75,379 from $5,611 for the three months ended June 30, 2009 to $80,990 for the three months ended June 30, 2010. The increase in our net operating expenses is due to the operating expenses of our new subsidiary.

Interest Expense

Interest expense for the three months ended June 30, 2010 and 2009 was $19,405 and $6, respectively. The increase is due to a correction in beneficial conversion discount amortization.

Net Income/Loss

Net loss increased by $94,778 from net loss of $5,617 for the three months ended June 30, 2009 to a net loss of $100,395 for the three months ended June 30, 2010. The increase in net operating loss is due to the operating expenses of our new subsidiary.

At June 30, 2010, our accumulated deficit was $140,448.

Assets and Liabilities

Our total assets were  $1,726,156 at June 30, 2010.

Total Current  Liabilities  are $506,539 at June 30, 2010. Our notes payable are for $282,000. The notes were  discounted  by  $282,000  for their beneficial conversion features. At June 30, 2010, $239,459 of the discount has been amortized.

Financial Condition, Liquidity and Capital Resources

At June 30, 2010, we had cash and cash equivalents of $15,336. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. To date, we have not generated cash flow from operations. Consequently, we have been dependent upon a third party non-affiliate,  Confederated Finance Corp. ("Confederated"), to fund our cash  requirements.  Specifically,  we have  entered  into  two  Convertible Promissory Notes ("Notes") with Confederated for the principal sum or so much of the principal sum of Two Hundred Thousand Dollars ($200,000) as may from time to time have been advanced and be  outstanding,  together with accrued  interest at the rate of 7% per annum.  The entire  unpaid  balance of  principal(subject  to conversion of such principal as provided in the Note) and all accrued and unpaid interest  shall be due and payable on the day prior to the first  anniversary of  the Effective Date of the Note.

As of June 30, 2010, we had a working capital deficit of $491,081. At June 30, 2010, we had no outstanding  debt other than  convertible  notes payable to Confederated  and accrued interest payable on the Notes. The Company will seek funds from possible strategic  and joint  venture  partners  and  financing  to cover any short term operating deficits and provide for long term working capital.  No assurances can be given that the Company will  successfully  engage  strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

No trends have been identified which would materially  increase or decrease our results of operations or liquidity.

We  have  short-term  liquidity  problems  that  will be  addressed  by the Convertible  Note,  which we have a  balance  of  $118,000  to draw  for  working capital.  For  long-term  liquidity,  we  believe  that  we will  need to  raise additional  capital to remain an ongoing  concern;  however,  as stated above no commitments have been made as of this date.

Comparison  of  Operating  Results for the  Six Months  Ended June 30, 2010 to the Six Months Ended June 30, 2009

Revenues

The Company did not  generate  any revenues from operations for the six months ended June 30, 2010 or 2009. Accordingly,  comparisons with prior periods are not meaningful.  The Company is subject to risks  inherent in the  establishment  of a new business  enterprise, including limited capital  resources and cost  increases  in services.

Operating Expenses

Operating  expenses increased  by $63,650 from $25,761 for the six  months ended June 30, 2009 to $89,411 for the six months  ended June 30, 2010.  The increase in our operating expenses is due to operating expenses of our new subsidiary.

Interest Expense

Interest expense for the six months ended June 30, 2010, and 2009 was $33,617 and $25,994 respectively. The increase in our interest expense is due to the amortization of the beneficial  conversion feature  of the  convertible promissory note entered into with Confederated Finance Corp. ("Convertible Note").

Net Income/Loss

Net loss increased by $71,273 from net loss of $51,755 for the six months ended June 30, 2009 to a net loss of $123,028 for the six  months  ended June 30, 2010.  The increase in net operating  loss is due to operating expenses of our new subsidiary.

At June 30, 2010, our accumulated deficit was $140,448.

Assets and Liabilities

Our total assets were  $1,726,156 at June 30, 2010.

Total Current  Liabilities  are $506,539 at June 30, 2010. Our notes payable are for $282,000. The notes were  discounted  by  $282,000  for their beneficial conversion features. At June 30, 2010, $239,459 of the discount has been amortized.

Financial Condition, Liquidity and Capital Resources

At June 30, 2010, we had cash and cash equivalents of $15,336. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. To date, we have not generated cash flow from operations. Consequently, we have been dependent upon a third party non-affiliate,  Confederated Finance Corp. ("Confederated"), to fund our cash  requirements.  Specifically,  we have  entered  into  two  Convertible Promissory Notes ("Notes") with Confederated for the principal sum or so much of the principal sum of Two Hundred Thousand Dollars ($200,000) as may from time to time have been advanced and be  outstanding,  together with accrued  interest at the rate of 7% per annum.  The entire  unpaid  balance of  principal(subject  to conversion of such principal as provided in the Note) and all accrued and unpaid interest  shall be due and payable on the day prior to the first  anniversary of  the Effective Date of the Note.

As of June 30, 2010, we had a working capital deficit of $491,081. At June 30, 2010, we had no outstanding  debt other than  convertible  notes payable to Confederated  and accrued interest payable on the Notes. The Company will seek funds from possible strategic  and joint  venture  partners  and  financing  to cover any short term operating deficits and provide for long term working capital.  No assurances can be given that the Company will  successfully  engage  strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

No trends have been identified which would materially  increase or decrease our results of operations or liquidity.

We  have  short-term  liquidity  problems  that  will be  addressed  by the Convertible  Note,  which we have a  balance  of  $118,000  to draw  for  working capital.  For  long-term  liquidity,  we  believe  that  we will  need to  raise additional  capital to remain an ongoing  concern;  however,  as stated above no commitments have been made as of this date.

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

Loss per share:  Basic loss per share excludes  dilution and is computed by dividing the loss  attributable to common  shareholders by the  weighted-average number of common  shares  outstanding  for the  period.  Diluted  loss per share reflects  the  potential  dilution  that  could  occur  if  securities  or other contracts to issue common stock were exercised or converted into common stock or resulted  in the  issuance of common  stock that  shared in the  earnings of the Company.  Diluted loss per share is computed by dividing  the loss  available to common  shareholders by the weighted average number of common shares outstanding for  the  period  and  dilutive   potential  common  shares  outstanding  unless consideration  of  such  dilutive   potential  common  shares  would  result  in anti-dilution.  Common stock  equivalents were not considered in the calculation of diluted loss per share as their effect would have been  anti-dilutive for the periods ended June 30, 2010 and 2009.

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
OTHER INFORMATION

Item 1   Legal Proceedings

None.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

In April 2010, the Company issued 10,000,000 shares of common stock to effect our acquisition of our subsidiary.

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

On May 14, 2010, we filed a Form 8-K regarding our acquisition of our subsidiary and the change in management.
On June 4, 2010, we filed a Form 8-K regarding our reincorporation in Nevada.
On June 15, 2010, we filed a Form 8-K regarding our name change.

SIGNATURE

Pursuant  to the  requirements  of  Section  13 or 15(d) of the  Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Greenworld Development, Inc.

By:	/s/ Leo J. Heinl
Leo J. Heinl
Chief Executive Officer,
President and Chairman of the Board*
Date:  August 16, 2010

*   Leo J. Heinl  has  signed  both on  behalf  of the  registrant  as a duly authorized officer and as the Registrant's principal accounting officer.