Form 10-Q
period 2010-09-30
GREENWORLD DEVELOPMENT, INC.
filed 2010-11-15
CIK 1084899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

(Mark one)

[X]  Quarterly  Report Under Section 13 or 15(d) of The Securities  Exchange Act of 1934

For the quarterly period ended September 30, 2010

[_]  Transition Report Under Section 13 or 15(d) of The Securities  Exchange Act of 1934

For the transition period from ______________ to _____________

Commission file number 000-26703

GREENWORLD DEVELOPMENT, INC.
---------------------------------------------------------------
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

Indicate by check mark whether the registrant is an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
| | Yes	|X| No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of November 10, 2010,  there were  approximately 46,617,120  shares of the Issuer's common stock, par value $0.001 per share outstanding.

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

INDEX

PART I. - FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1

Item 2	Management's Discussion and Analysis or Plan of Operations	1

Item 3	Quantitative and Qualitative Disclosures About Market Risk	5

Item 4T.	Controls and Procedures	5

PART II. - OTHER INFORMATION

Item 1	Legal Proceedings	6

Item 1A.	Risk Factors	6

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	6

Item 3	Defaults Upon Senior Securities	6

Item 4	Submission of Matters to a Vote of Security Holders	6

Item 5	Other Information	6

Item 6	Exhibits	6

SIGNATURES		7

EXHIBITS

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

Greenworld Development, Inc.
(f/k/a Fortress Exploration, Inc.)
(a development stage enterprise)
Consolidated Balance Sheet

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$3,844	$2,159
Accounts receivable	136	0

Total current assets	3,980	2,159

OTHER ASSETS
Property lease holding	1,157,458	0
Deferred expenses	749,966	0

Total other assets	1,907,424	0

Total Assets	$1,911,404	$2,159

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$236,545	$0
Accrued interest	72,018	58,036
Note payable	261,332	214,848

Total current liabilities	569,895	272,884

Total Liabilities	569,895	272,884

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 and $0.0001 par value, 50,000,000 and 10,000,000 shares authorized, 0 issued and outstanding	0	0
Common stock, $0.001 and $0.00005 par value, authorized 300,000,000 and 49,990,000 shares; 46,617,120 and 5,539,040 issued and outstanding	46,617	277
Additional paid-in capital	1,532,759	415,810
Accumulated comprehensive income (loss)	(46,616)	0
Deficit accumulated during the development stage	(191,251)	(686,812)

Total stockholders’ equity	1,341,509	(270,725)

Total Liabilities and Stockholders’ Equity	$1,911,404	$2,159

The accompanying notes are an integral part of the financial statements

Greenworld Development, Inc.
(f/k/a Fortress Exploration, Inc.)
(a development stage enterprise)
Consolidated Statements of Operations
Nine Months Ended September 30,
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

REVENUES	$0	$0	$0	$0

OPERATING EXPENSES
General and administrative	19,455	14,361	96,016	26,622
Professional fees	4,500	3,500	17,350	17,000

Net operating loss	23,955	17,861	113,366	43,622

Interest expense	26,848	11,233	60,465	38,297

Net loss	(50,803)	(29,094)	(173,831)	(81,919)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	172,695	0	(46,616)	0

Comprehensive income	$121,892	$(29,094)	$(220,447)	$(81,919)

Basic net loss per share	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding	26,617,120	5,539,040	22,221,516	5,539,040

The accompanying notes are an integral part of the financial statements

Greenworld Development, Inc.
(f/k/a Fortress Exploration, Inc.)
(a development stage enterprise)
 Consolidated Statement of Stockholders’ Equity (Deficit)

	Number of Shares	Common Stock	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity

BEGINNING BALANCE, January 1, 2005	16,617,120	$831	$415,256	$(292,280)	$123,807

Net loss	0	0	0	(187,537)	(187,537)

BALANCE, December 31, 2005	16,617,120	831	415,256	(479,817)	(63,730)
Beneficial Conversion Feature Discount	0	0	0	15,000	15,000
Net loss	0	0	0	(79,450)	(79,450)

BALANCE, December 31, 2006	16,617,120	831	415,256	(544,267)	(128,180)
Beneficial Conversion Feature Discount	0	0	0	47,000	47,000
Net loss	0	0	0	(78,730)	(78,730)

BALANCE, December 31, 2007	16,617,120	831	415,810	(563,388)	(147,301)
Beneficial Conversion Feature Discount	0	0	0	35,001	35,001
Net loss	0	0	0	(91,093)	(91,093)
BALANCE, December 31, 2008	16,617,120	831	415,810	(619,480)	(203,393)
Beneficial Conversion Feature Discount	0	0	0	50,000	50,000
Net loss	0	0	0	(117,331)	(117,331)
ENDING BALANCE, December 31, 2009	16,617,120	831	415,810	(686,811)	(270,724)
Beneficial Conversion Feature Discount	0	0	0	35,000	35,000
Reverse acquisition	30,000,000	1,500	1,161,235	634,391	1,797,126
Reincorporation effects	0	44,286	(44,286)	0	0
Net loss	0	0	0	(173,831)	(173,831)
ENDING BALANCE, September 30, 2010 (unaudited)	46,617,120	$46,617	$1,532,759	$(191,251)	$1,341,509

The accompanying notes are an integral part of the financial statements

Greenworld Development, Inc.
(f/k/a Fortress Exploration, Inc.)
(a development stage enterprise)
Consolidated Statements of Cash Flows
Nine Months Ended September 30,
(Unaudited)
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(173,831)	$(81,919)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of beneficial conversion feature discount	46,483	27,120
Changes in operating assets and liabilities
(Increase) decrease in deferred expenses	(14,682)	0
Increase (decrease) in accounts payable - trade	87,217	0
Increase (decrease) in accrued interest expense	13,982	11,177

Net cash provided (used) by operating activities	(40,831)	(43,622)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on options	0	0

Net cash provided (used) by investing activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stockholder loan payable	0	0
Proceeds from note payable	35,000	30,000

Net cash provided by financing activities	35,000	30,000

Effect of exchange rates on cash	7,516	0

Net increase (decrease) in cash	1,685	(13,622)

CASH, beginning of period	2,159	14,371

CASH, end of period	$3,844	$749
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-Cash Financing Activities:
Shares issued to effect reverse acquisition	$1,797,126	$0

The accompanying notes are an integral part of the financial statements

Greenworld Development, Inc.
(f/k/a Fortress Exploration, Inc.)
(a development stage enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with regard to the 9 months ended September 30, 2010 and 2009 is unaudited)

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

(g)  Interim financial information The financial statements for the nine months ended September 30, 2010 and 2009 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the nine months are not indicative of a full year results.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $173,831 accumulated through September 30, 2010.  The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company is currently seeking additional capital to allow it to begin its planned operations

NOTE 3 - NOTES PAYABLE

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

Notes Payable
Gross proceeds from notes	$332,000
Less: Loan set-off	(50,000)
Less: Beneficial conversion feature	(332,000)
Add: Amortization of discount	261,332

Value of note on September 30, 2010	$261,332

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

NOTE 6 - STOCKHOLDERS’ EQUITY

At June 30, 2010, the Company has 300,000,000 shares of par value $0.001 common stock authorized and 46,617,120 issued and outstanding. In April 2010, the Company issued 10,000,000 shares to effect the reverse acquisition. In June 2010, the Company reincorporated in Nevada from Delaware; changed the authorized shares from 49,990,000 to 300,000,000; and changed the par value from $0.00005 to $0.001 per share. In 2010, the Company completed a forward split of the then issued and outstanding shares on a 3 for 1 basis.

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

Comparison of Operating Results for the Quarter Ended September 30, 2010 to the Quarter Ended September 30, 2009

Revenues

The Company did not  generate  any revenues from operations for the three months ended September 30, 2010 or 2009. Accordingly,  comparisons with prior periods are not meaningful.  The Company is subject to risks  inherent in the  establishment  of a new business  enterprise, including limited capital  resources and cost  increases  in services.

Operating Expenses

Operating  expenses increased by $6,094 from $17,350 for the three months ended September 30, 2009 to $23,955 for the three months ended September 30, 2010. The increase in our net operating expenses is due to the operating expenses of our new subsidiary.

Interest Expense

Interest expense for the three months ended September 30, 2010 and 2009 was $26,848 and $11,233,  respectively. The increase is due to and increase in loan balance and shorter terms for the beneficial conversion discount amortization.

Net Income/Loss

Net loss increased by $21,709 from net loss of $29,094 for the three months ended September 30, 2009 to a net loss of $50,803 for the three months ended September 30, 2010. The increase in net operating loss is due to the operating expenses of our new subsidiary.

At September 30, 2010, our accumulated deficit was $191,251.

Assets and Liabilities

Our total assets were $1,911,404 at September 30, 2010.

Total Current Liabilities are $569,895 at September 30, 2010. Our notes payable are for $282,000. The notes were  discounted  by  $282,000  for their beneficial conversion features. At September 30, 2010, $261,332 of the discount has been amortized.

Financial Condition, Liquidity and Capital Resources

At September 30, 2010, we had cash and cash equivalents of $3,844. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. To date, we have not generated cash flow from operations. Consequently, we have been dependent upon a third party non-affiliate,  Confederated Finance Corp. ("Confederated"), to fund our cash  requirements.  Specifically,  we have  entered  into  two  Convertible Promissory Notes ("Notes") with Confederated for the principal sum or so much of the principal sum of Two Hundred Thousand Dollars ($200,000) as may from time to time have been advanced and be  outstanding,  together with accrued  interest at the rate of 7% per annum.  The entire  unpaid  balance of  principal(subject  to conversion of such principal as provided in the Note) and all accrued and unpaid interest  shall be due and payable on the day prior to the first  anniversary of  the Effective Date of the Note.

As of September 30, 2010, we had a working capital deficit of $566,005. At September 30, 2010, we had no outstanding  debt other than  convertible  notes payable to Confederated  and accrued interest payable on the Notes. The Company will seek funds from possible strategic  and joint  venture  partners  and  financing  to cover any short term operating deficits and provide for long term working capital.  No assurances can be given that the Company will  successfully  engage  strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

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

Comparison  of  Operating  Results for the Nine Months  Ended September 30, 2010 to the Nine Months Ended September 30, 2009

Revenues

The Company did not  generate  any revenues from operations for the nine months ended September 30, 2010 or 2009. Accordingly,  comparisons with prior periods are not meaningful.  The Company is subject to risks  inherent in the  establishment  of a new business  enterprise, including limited capital  resources and cost  increases  in services.

Operating Expenses

Operating  expenses increased  by $69,744 from $43,622 for the nine months ended September 30, 2009 to $113,366 for the nine months ended September 30, 2010. The increase in our operating expenses is due to operating expenses of our new subsidiary.

Interest Expense

Interest expense for the nine months ended September 30, 2010, and 2009 was $60,465 and $38,297 respectively. The increase in our interest expense is due to the amortization of the beneficial  conversion feature  of the  convertible promissory note entered into with Confederated Finance Corp. ("Convertible Note").

Net Income/Loss

Net loss increased by $91,912 from net loss of $81,919 for the nine months ended September 30, 2009 to a net loss of $173,831 for the nine  months  ended September 30, 2010.  The increase in net operating  loss is due to operating expenses of our new subsidiary.

At September 30, 2010, our accumulated deficit was $191,251.

Assets and Liabilities

Our total assets were $1,911,404 at September 30, 2010.

Total Current Liabilities are $569,895 at September 30, 2010. Our notes payable are for $282,000. The notes were  discounted  by  $282,000  for their beneficial conversion features. At September 30, 2010, $261,332 of the discount has been amortized.

Financial Condition, Liquidity and Capital Resources

At September 30, 2010, we had cash and cash equivalents of $3,844. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. To date, we have not generated cash flow from operations. Consequently, we have been dependent upon a third party non-affiliate,  Confederated Finance Corp. ("Confederated"), to fund our cash  requirements.  Specifically,  we have  entered  into  two  Convertible Promissory Notes ("Notes") with Confederated for the principal sum or so much of the principal sum of Two Hundred Thousand Dollars ($200,000) as may from time to time have been advanced and be  outstanding,  together with accrued  interest at the rate of 7% per annum.  The entire  unpaid  balance of  principal(subject  to conversion of such principal as provided in the Note) and all accrued and unpaid interest  shall be due and payable on the day prior to the first  anniversary of  the Effective Date of the Note.

As of September 30, 2010, we had a working capital deficit of $566,005. At September 30, 2010, we had no outstanding debt other than convertible notes payable to Confederated and accrued interest payable on the Notes. The Company will seek funds from possible strategic and joint venture partners and financing to cover any short term operating deficits and provide for long term working capital. No assurances can be given that the Company will successfully engage strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

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

Loss per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstandinfor the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the periods ended September 30, 2010 and 2009.

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
President and Chairman of the Board*
Date:  November 15, 2010

*   Leo J. Heinl  has  signed  both on  behalf  of the  registrant  as a duly authorized officer and as the Registrant's principal accounting officer.