Form 10-K
period 2010-12-31
GREENWORLD DEVELOPMENT, INC.
filed 2011-03-31
CIK 1084899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒  ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 000-26703

GREENWORLD DEVELOPMENT, INC.
 _________________________________________________________________

(Exact name of registrant as specified in its charter)

Delaware	000-26703	98-0206030
(State or other jurisdiction	(Commission	(IRS Employer
of incorporation)	file number)	Identification No.)

2101 Vista Parkway., Suite 4022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☒   No ☐

Of the 46,617,120 shares of voting stock of the registrant issued and outstanding as of February 28, 2011, 552,046 shares were held by non-affiliates. The aggregate market value of the voting  stock held by non-affiliates of the registrant computed by reference to the closing bid price of its Common Stock as reported on the OTC Bulletin Board on March 3, 2010: US$126,971.

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

(a)  Business Development

Greenworld Development, Inc. was incorporated on December 15, 1997 in Delaware as AlphaCom  Corporation. Previously, we were a subsidiary of Lingo Media Inc. ("LMI") (formerly Alpha Communications Corp.) located at 151 Bloor Street West, Suite 890, Toronto, Ontario, M5S 1S4. On March 20, 2003, Bruce Cohen ("Mr. Cohen") acquired 1,500,000 shares of our common stock from 1476848 Ontario Inc. We changed our name in March 2003 to TVE  Corporation  and in July 2004 to Echo Resources, Inc. In September 2000, we commenced trading on the Over-The-Counter Bulletin Board under the symbol "AHMC", our symbol was changed to "ALHO" as of March 7, 2003 due to a 1:25 reverse stock split and was later  changed in March 2003 to "TVEO" due to a name change.

On June 30, 2004,  Gala  Enterprises  Ltd.  ("Gala"),  purchased  1,500,000 shares of our  restricted  Common Stock for $85,000 from Mr.  Cohen,  our former majority  shareholder and former sole officer and director.  The purpose of this transaction  was to effect a change of control of us from Mr. Cohen to Gala.  As of the date of this filing, Gala directly owns 54% of the issued and outstanding common stock of Echo. On June 30, 2004, Mr. Pieter DuRand ("Mr. DuRand") assumed the position as our sole officer and director from Mr. Cohen. In July, 2004, the Company  effected a forward 2 for 1 stock split by way of a stock dividend,  and officially changed its name to Echo Resources, Inc.

In the third quarter 2009 we changed our name to Fortress Exploration, Inc., and received a new trading symbol - FRXP. The Company reincorporated from Delaware to Nevada in June 2010. On June 14, 2010, we changed our name to Greenworld Development, Inc. and there has been no change in our trading symbol.

Unless the context indicates otherwise, references hereinafter to the "Company", "we", "us" or "Greenworld" include Greenworld Development, Inc., a Nevada corporation. Our principal place of business is 2101 Vista Parkway, Suite 4022, West Palm Beach, Florida 33411, and our telephone number at that address is (561) 939-4890.

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

In April 2010, the Company acquired Greenworld International Resources, Ltd., a company formed under the laws of the Republic of Ireland, with offices in Dublin, Ireland and Hamburg, Germany.

Business of Greenworld International Resources, Ltd:

Greenworld is dedicated to the global development and improvement of environmental and health services. It concentrates and is particularly active and aggressive in projects in Africa, the Middle East and Southeast Asia, generally in developing third-world countries where the needs far exceed the currently available resources.

Greenworld owns an interest in a pharmaceutical manufacturing plant in Uganda where it is in the process of completing the government awarded license to manufacture medical products, principally for consumption in sub-Sahara Africa. The expectation is that such  products will have a significantly lower cost basis, therefore have a significantly lower end user cost, reducing the cost of health care in sub-Sahara Africa, along with providing greater access to needed health care products in the region. It is also hoped that products manufactured locally (within the region) will have more rapid acceptance and approval by other governments within the region. Greenworld and its partners are currently negotiating an agreement with a third party pharmaceutical company to operate the existing manufacturing facility upon receipt of the government license to manufacture such products under a royalty structure.

Greenworld is actively associated with certain Wind Energy projects in India, with the hope and expectations of bring lower cost electricity to needy and impoverished regions within the country. Greenworld is currently seeking to raise 5,000,000 Euros, (approximately $6,400,000), for the company’s first joint venture operation in the wind farm power generation sector in India.

Greenworld is also engaged in projects in the development of economic plant-biomass extraction technologies as well as technologies related to the sustainable production of environmentally friendly power generation including wind, biomass, small-scale hydro, geothermal, biogas and solar.

Greenworld, during the first quarter of 2010, became registered in Germany as a Carbon Emission Trader and is operating from its offices in Hamburg, Germany and Dublin, Ireland. The Company has entered into success based service contracts with two individuals to operate in this arena.

Greenworld is actively seeking investments in solar energy production within Europe as well.

The following  discussion and analysis  should be read in conjunction with the financial statements of the Company and the  accompanying notes appearing subsequently under the caption "Financial Statements."

Employees

As of December 31, 2010, we do not have any compensated employees. We anticipate hiring employees over the next twelve months if we are successful in implementing our  plan of operations. Presently,  the Company does not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, the Company may adopt such plans in the future.

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

The Company has a very limited operating history upon which an evaluation of its future success or failure can be made. In fact, it was only recently that the Company took steps in a plan to engage in the acquisition of interests in exploration and development mines in Canada,  and it is too early to determine whether such steps will lead to success. The Company's ability to achieve and maintain profitability and positive cash flow over time will be dependent upon, among other things, its ability to (i)identify opportunities within the scope of our expected range of operations, (ii) raise the necessary  capital to develop such opportunities, and (iii) raise the necessary  capital to operate during this period. At this stage in the Company's development, it cannot be predicted how much financing will be required to accomplish its objectives.

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

Item 2. Description of Property

The Company's current mailing address is 2101 Vista Parkway., Suite 4022, West Palm Beach,  Florida 33411. The property consists of approximately 100 square feet of finished office space. Other than this mailing address, we do not currently maintain any other office facilities. We pay no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of our shareholder. We believe that the foregoing space is adequate to meet our current needs and anticipate moving our offices during the next twelve (12) months if we are able to execute our business plan.

Item 3. Legal Proceedings

There are no material legal proceedings to which we (or any of our officers and directors in their  capacities as such) are a party or to which our property is subject and no such material  proceedings are known by our management to be contemplated.

Item 4. Submission of Matters to a Vote of Security Holders

No  matter  was  submitted  to a vote  of  our  shareholders,  through  the solicitation  of proxies or  otherwise  during the fourth  quarter of our fiscal year ended December 31, 2010, covered by this report.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a) Market Information. Our common stock, par value $0.001 per share (the "Common  Stock"),  was traded on the OTC Bulletin Board market under the symbol "AHMC" until such time as we amended our articles of incorporation and affected a 1:25 reverse stock split in March 2003 and received the stock symbol "ALHO". Subsequently, we changed our name to TVE  Corporation and  received  the stock symbol "TVEO". We then changed our name to Echo Resources, Inc. and received the stock symbol "ECHR". In the third quarter of 2009 we changed our name to Fortress Exploration, Inc. and received the stock symbol "FRXP" Our common stock is traded sporadically and no established liquid trading market currently exists therefore.

The following table represents the range of the high and low price for our Common Stock on the OTC Bulletin  Board for each fiscal quarter for the last two fiscal years ending December 31, 2010, and 2009, respectively. These Quotations represent prices between dealers, may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

Year 2009	High	Low
First Quarter	0.51	0.51
Second Quarter	0.51	0.51
Third Quarter	0.51	0.51
Fourth Quarter	0.70	0.51

Year 2010	High	Low
First Quarter	0.80	0.70
Second Quarter	0.75	0.50
Third Quarter	0.50	0.02
Fourth Quarter	0.53	0.10

(b)  Holders.  As of March 3, 2011,  there were  approximately  two hundred (200) holders of record of our common stock.

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

Recent Sales of Unregistered Securities.

We did not sell any securities during the period covered by this report that were not registered  under the Securities Act, which was not disclosed in our 10-K.

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

Results of Operations

Revenues

There is no historical financial information about the Company upon which to base an  evaluation of our performance. The Company did not generate any revenues from operations for the twelve months ended December 31, 2010 nor 2009. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the decision and implementation of a new business plan.

Operating Expenses

Operating expenses increased by $71,009 from $62,212 for the year ended December 31, 2009 to $133,221 for the year ended December 31, 2010. The increase in our operating expenses is due to the a increase in general and administrative expenses, primarily at our wholly owned subsidiary.

Interest Expense

Interest expense for the years ended December 31, 2010 and 2009 were $86,351 and $55,119.  The increase in our interest expense is due to the interest payable pursuant to the convertible  promissory notes entered into with Confederated Finance Corp. ("Convertible Note") and the amortization of the beneficial conversion feature discount of these notes.

Net Income/Loss

Net loss increased $102,241 from net operating loss of $117,331 for the year ended December 31, 2009 to a net operating  loss of $219,572 for the year ended December 31, 2010. The increase in net operating loss is due to higher general and administrative expenses and increased interest expense of the notes payable.

As of December 31, 2010, our accumulated deficit was $236,992.

Assets and Liabilities

Our total assets were $1,884,657 as of December 31, 2010.

Total Current Liabilities as of December 31, 2010 were $621,083. Our notes payable are to Confederated Finance Corp. for $302,000. The notes have been discounted by $302,000 for their beneficial conversion feature which is amortized over the life of the notes. As of December 31, 2010, $302,000 of the discount has been amortized.

Financial Condition, Liquidity and Capital Resources

At December 31, 2010, we had cash and cash equivalents of $13,001. Our working capital is presently ($608,082) and there can be no assurance that our financial condition will improve.  We expect to continue to have minimal working capital or a working capital deficit as a result of our current liabilities.

For the year ended December 31, 2010, we have not generated cash flow from operations,  consequently, we have been dependent upon a third party non-affiliate, Confederated Finance Corp. ("Confederated"), to fund our cash requirements. Specifically, we entered into a  Convertible Promissory Note ("Note") with Confederated for the principal sum or so much of the principal sum of One Hundred Thousand Dollars ($100,000) and a second note in the principal sum of One Hundred Thousand Dollars, ($100,000), as may from time to time have been advanced and be outstanding, together with accrued interest at the rate of 7% per annum. The entire unpaid balance of principal (subject to conversion of such principal as provided in the Note) and all accrued and unpaid interest shall be due and payable on the day prior to the first  anniversary of the Effective Date of the Note. On December 29, 2008 the Company and Confederated Finance entered into a Line of Credit Agreement which replaced the two existing lines into one, increased the line principal amount to $400,000 and extended the maturity to December 31, 2010. Therefore the Company has drawn $302,000 against this replacement Line of Credit agreement at December 31, 2010.

As of December 31, 2010, we had cash of $13,001 and a working capital deficit of $608,082. As of December 31, 2010, we had no outstanding debt other than ordinary notes payable to  Confederated in connection with accrued interest payable on the Notes. The Company will seek funds from possible strategic and joint venture partners and financing to cover any short term  operating deficits and provide for long term working capital. No assurances can be given that the Company will successfully engage strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

No trends have been identified which would materially increase or decrease our results of operations or liquidity.

We have short-term liquidity problems that will be addressed by the Convertible Note, which we have a balance of $98,000 to draw for working capital. For long-term liquidity, we believe that  we will need to raise additional capital to remain an ongoing concern; however, as stated above no commitments have been made as of this date.

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

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have a stockholders deficit of $236,992 at December 31, 2010 and net losses  from operations of $219,572 and  $117,331,  respectively, for the years ended December 31, 2010 and 2009. These conditions raise substantial doubt about our ability to continue as a going  concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Loss per share: Basic loss per share excludes dilution and is computed by dividing the loss  attributable to common shareholders by the weighted-average number of common shares  outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company.  Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential  common shares outstanding unless consideration of such dilutive potential common shares  would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the periods ended December 31, 2010 and 2009.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements. We do not anticipate entering into any off-balance sheet arrangements during the next 12 months.

Item 8. Financial Statements and Supplementary Data.

Our financial statements have been examined to the extent indicated in their report by Hamilton, PC for the two years ended December 31, 2010, and have been prepared in accordance with generally accepted accounting principles and pursuant to  Regulation S-X as promulgated by the Securities and Exchange Commission and are included  herein, on Page F-1 hereof in response to Part F/S of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Greenworld Development, Inc.
West Palm Beach, Florida

We have audited the accompanying consolidated balance sheets of Greenworld Development, Inc., as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years in the period ended December 31, 2010 and 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenworld Development, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years in the period ended December 31, 2010 and 2009, in conformity with U.S. generally accepted accounting principles.

The  accompanying  financial  statements  have been prepared assuming that Greenworld Development, Inc. will continue as a going concern. As discussed in Note 2 to the financial  statements Greenworld Development, Inc. suffered recurring losses from operations  which  raises  substantial  doubt about its ability to continue as a going concern.  Management's plans regarding those matters also are described in Note 2. The  financial  statements  do not  include any  adjustments  that might result from the outcome of this uncertainty.

/s/ Hamilton, PC
Hamilton, PC
March 30, 2011
Denver, CO

Greenworld Development, Inc.
Consolidated Balance Sheet
December 31,

	2,010	2,009

ASSETS
CURRENT ASSETS
Cash	$13,001	$2,159
Accounts receivable	0	0

Total current assets	13,001	2,159

OTHER ASSETS
Property lease holding	1,134,757	0
Deferred expenses	735,257
Other assets	1,642	0

Total other assets	1,871,656	0

Total Assets	$1,884,657	$2,159

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$241,848	$0
Accrued interest	77,235	58,036
Note payable	302,000	214,848

Total current liabilities	621,083	272,884

Total Liabilities	621,083	272,884

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 50,000,000 and10,000 shares authorized, 0 issued and outstanding	0	0
Common stock, $0.001 and $0.00005 par value, authorized 300,000,000 and 49,990,000 shares; 46,617,120 and 5,539,040 issued and outstanding	46,617	277
Additional paid-in capital	1,532,759	415,810
Accumulated comprehensive income (loss)	(78,810)	0
Deficit accumulated during the development stage	(236,992)	(686,812)

Total stockholders’ equity	1,263,574	(270,725)

Total Liabilities and Stockholders’ Equity	$1,884,657	$2,159

The accompanying notes are an integral part of the financial statements

Greenworld Development, Inc.
Consolidated Statements of Operations
The Year Ended December 31,

	2010	2009

REVENUES	$0	$0

OPERATING EXPENSES:
General and administrative expenses	112,221	40,158
Professional fees	21,000	22,054

Total expenses	133,221	62,212

Interest expense	86,351	55,119

Net income (loss)	(219,572)	(117,331)

Other comprehensive income (loss) Foreign currency translation gain (loss)	(78,810)	0

Comprehensive income (loss)	$(298,382)	$(117,331)

Income (loss) per weighted average common share	$(0.00)	$(0.01)

Number of weighted average common shares outstanding	46,617,120	5,539,040

The accompanying notes are an integral part of the financial statements

Greenworld Development, Inc.
 Consolidated Statement of Stockholders’ Equity (Deficit)

	Number of Shares	Common Stock	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Accum Comp Income/ (Loss)	Total Stockholders’ Equity
BEGINNING BALANCE, January 1, 2005	16,617,120	$831	$415,256	$(292,280)	$0	$123,807

Net loss	0	0	0	(187,537)	0	(187,537)

BALANCE, December 31, 2005	16,617,120	831	415,256	(479,817)	0	(63,730)
Beneficial Conversion Feature Discount	0	0	0	15,000	0	15,000
Net loss	0	0	0	(79,450)	0	(79,450)

BALANCE, December 31, 2006	16,617,120	831	415,256	(544,267)	0	(128,180)
Beneficial Conversion Feature Discount	0	0	0	47,000	0	47,000
Net loss	0	0	0	(78,730)	0	(78,730)

BALANCE, December 31, 2007	16,617,120	831	415,810	(563,388)	0	(147,301)
Beneficial Conversion Feature Discount	0	0	0	35,001	0	35,001
Net loss	0	0	0	(91,093)	0	(91,093)
BALANCE, December 31, 2008	16,617,120	831	415,810	(619,480)	0	(203,393)
Beneficial Conversion Feature Discount	0	0	0	50,000	0	50,000
Net loss	0	0	0	(117,331)	0	(117,331)
BALANCE, December 31, 2009	16,617,120	831	415,810	(686,811)	0	(270,724)
Beneficial Conversion Feature Discount	0	0	0	35,000	0	35,000
Reverse acquisition	30,000,000	1,500	1,161,235	634,391	0	1,797,126
Reincorporation effects	0	44,286	(44,286)	0	0	0
Comprehensive income (loss)					(78,810)
Net loss	0	0	0	(219,572)	0	(219,572)
ENDING BALANCE, December 31, 2010	46,617,120	$46,617	$1,532,759	$(236,992)	$(78,810)	$1,341,830

The accompanying notes are an integral part of the financial statements

Greenworld Development, Inc.
Consolidated Statements of Cash Flows
For the Year Ended December 31,

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(219,572)	$(117,331)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of beneficial conversion feature discount	61,336	39,711
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	132	0
(Increase) decrease in deferred expenses	(14,809)	0
Increase (decrease) in accounts payable - trade	105,309	0
Increase (decrease) in accrued interest expense	19,199	15,408

Net cash provided (used) by operating activities	(48,405)	(62,212)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(1,631)	0

Net cash provided (used) by investing activities	(1,631)	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stockholder loan payable	0	0
Proceeds from note payable	55,000	50,000

Net cash provided by financing activities	55,000	50,000

Effects of exchange rates on cash	5,878	0

Net increase (decrease) in cash	10,842	(12,212)

CASH, beginning of period	2,159	14,371

CASH, end of period	$13,001	$2,159
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-Cash Financing Activities:
Exchange of assets for reduction in notes payable	$0	$0

The accompanying notes are an integral part of the financial statements

Greenworld Development, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $236,992 accumulated through December 31, 2010.  The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company is currently seeking additional capital to allow it to begin its planned operations

NOTE 3 - NOTES PAYABLE

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

Greenworld Development, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - NOTES PAYABLE, continued

The second note has been discounted for its beneficial  conversion feature,  which will be amortized over the life of the note. A summary of the notes follows.

On December 29, 2008, the Company and the lender entered into an extension and modification of the two notes, into 1 note with a new maturity of December 31, 2013 and an increase of the principal balance from a combined $200,000 to a total of $400,000.

Notes Payable
Gross proceeds from notes	$352,000
Less: Loan set-off	(50,000)
Less: Beneficial conversion feature	(302,000)
Add: Amortization of discount	302,000

Value of note on December 31, 2010	$302,000

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

During 2009 we changed auditors from Pollard-Kelley Auditing Services, Inc. to Hamilton, PC

Item 9A. Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

(a)   Evaluation of Disclosure Controls and Procedures

Management of the Company with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) pursuant to Rule 13a-15 under the Exchange Act.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is communicated to management, including the Chief Executive Officer, Chief Financial Officer and the Company’s Board of Directors, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.

(b) Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

It should be noted that the Company’s management, including the Chief Executive Officer and Chief Financial Officer, do not expect that the Company’s internal controls will necessarily prevent all errors or fraud. A control system, no matter how well conceived or operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met, Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.   Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.
This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  The Company’s internal controls over financial reporting was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules if the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c) Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(a) Set forth below is the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name	Age	Position(s) with Company
Leo J. Heinl	56	Chief Executive Officer, President, Director
Niall Shanahan	43	Director

Business Experience

Mr. Leo J. Heinl, 56, is the President and CEO of Greenworld. He received his law degree from Ludwig Maxmillians University in Munich, Germany in 1978. He is admitted to practice law as a Registered European Lawyer, with offices in London, England and Hamburg, Germany. He has been the Managing Director of BVE Bundesverband Deutscher Emissios-hauser, e.V. since 2004; Chairman of LawPartners Solicitors Limited in London, England since 2001 and he has been a member of the boards of directors of various companies in Great Britain and Ireland since 1997.

He has published numerous articles in a variety of media on financial services topics since 1984. He is co-editor of “Allfinanz 200," 1992 - a comprehensive handbook on the financial services industry in Germany. He is the author of “Property acquisition abroad” - 2nd edition 1999 and “Property acquisition in Spain” - 3rd edition 2000.

He has been a guest lecturer a various conferences since 2002.

Niall Shanahan, age 43, Director, is founder and current Chief Executive Officer of 4Front Group.  4Front Project Management is a client representative multi-disciplinary firm specializing in acting for clients with asset management and consolidation projects.

 Mr. Shanahan is a seasoned entrepreneur and investor in the professional services, technology and green sectors. He is currently involved in opportunities that promote climate change and the green technology sectors.  Additionally, he collaborates with suppliers and partners that serve the carbon, value added telecoms, and renewable energy sectors.

Mr. Shanahan has reached into Eastern Europe, specifically into Poland and Hungary, and is actively establishing operations in those countries to service their growing economies.  Mr. Shanahan also has partnerships in New York, New York and Atlanta, Georgia.

Committees of the Board of Directors

We presently do not have an audit committee, compensation committee, nominating committee,  an executive committee of our board of directors, stock plan committee or any other  committees. However, our board of directors may establish various committees during the current fiscal year.

Compensation of Directors

Our directors receive no compensation for service as a director.

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

Code of Ethics

In March 2004, we adopted a Code of Ethics that meets the requirements of Section 406 of the  Sarbanes-Oxley Act of 2002. We will provide to any person without charge, upon request, a copy of such Code of Ethics. Persons wishing to make such a request should contact Leo Heinl, Chief Executive Officer, 2101 Vista Parkway, Suite 4011, West Palm Beach,  Florida 33411. (561) 939-4890.

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

Item 11. Executive Compensation

The following table shows all the cash compensation paid by the Company, as well as certain  other compensation paid or accrued, during the fiscal year ended December 31, 2010 to the Company's President and highest paid executive officers. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years.

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long Term Compensation Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options/SARs	LTIP Payouts	All Other Comp.

Leo Heinl	2010	$0	0	0	0	0	0	0
Pieter DuRand	2010	$3,000	0	0	0	0	0	0
	2009	$12,000	0	0	0	0	0	0	0
	2008	$9,000	0	0	0	0	0	0
	2007	$9,000	0	0	0	0	0	0	2006
		$9,000	0	0	0	0	0	0
	2005	$9,000	0	0	0	0	0	0

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

Stock Option and Stock Appreciation Rights.

We do not currently have a Stock Option or Stock Appreciation Rights Plan. No stock options or stock appreciation rights were awarded during the fiscal year ended December 31, 2010, or the period ending on the date of this Report.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2010, information with respect to the beneficial ownership of our common stock by (i) persons known by us to beneficially own more than five percent of the outstanding  shares, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group.

	Common Stock Beneficially Owned
Name and Address	Title of Class	Number	Percent
Leo Heinl	Common	30,000,000	64.4

All Executive Officers and
Directors as a Group	Common	30,000,000	64.4%
(One (1) person)

___________________________________________________
(1)  Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition,  shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the  information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person)  by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock  actually outstanding on February 2, 2011. As of February 2, 2011, there were 46,617,120  shares of our common stock issued and outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2010, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance, aggregated as follows: (i) all compensation plans previously approved by security holders; and (ii) all compensation plans not previously approved by security Holders:
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

Item 14. Principal Accounting Fees and Services.

	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2010	$8,000	none	none	none
2009	$10,500	none	none	none
2008	$10,000	none	none	none

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

The Board discussed and reviewed with the independent  auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees". The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended December 31, 2010 with management and the  independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of  those statements. Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended December 31, 2010, for filing with the Securities and Exchange Commission.  The Board also approved the reappointment of Hamilton, PC as independent auditors.

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
Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
________________
*    Included herein

     (b) Reports on Form 8-K
During the last quarter of the fiscal year ended December 31, 2010, we did not file any reports on Form 8-K.

SIGNATURES

 In  accordance  with the Exchange Act, this report has been signed below by the  following  persons  on our behalf  and in the  capacities  and on the dates indicated.

Greenworld Development, Inc.
_____________________________
(Registrant)

Date: March 31, 2011
By:	/s/ Leo Heinl
Leo Heinl, President and Director

Pursuant to the  requirements  of the  Exchange  Act,  this Report has been signed below by the  following  persons on behalf of the  Registrant  and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Leo Heinl	CEO, President & Director	March 31, 2011

/s/ Niall Shanahan	Director	March 31, 2011