Form 10-Q
period 2011-03-31
GREENWORLD DEVELOPMENT, INC.
filed 2011-05-16
CIK 1084899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

(Mark one)

☒ Quarterly  Report Under Section 13 or 15(d) of The Securities  Exchange Act of 1934

For the quarterly period ended March 31, 2011

☐  Transition Report Under Section 13 or 15(d) of The Securities  Exchange Act of 1934

For the transition period from ______________ to _____________

Commission file number 000-26703

GREENWORLD DEVELOPMENT, INC.
_____________________________________________________________
(Exact name of registrant as specified in its charter)

Nevada	000-26703	98-0206030
(State or other jurisdiction of incorporation)	(Commission file number)	(IRS Employer Identification No.)

2101 Vista Parkway, Suite 4011
West Palm Beach FL 33411
___________________________________________
(Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code: (561) 939-4890

N/A
_______________________________________________________
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

As of May 10, 2011,  there were  approximately 46,617,120  shares of the Issuer's common stock, par value $0.001 per share outstanding.

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

Greenworld Development, Inc.
(f/k/a Fortress Exploration, Inc.)
(a development stage enterprise)
Consolidated Balance Sheet

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,002	$13,001
Accounts receivable	141	0

Total current assets	1,143	13,001

OTHER ASSETS
Property lease holding	1,199,070	1,134,757
Deferred expenses	776,928	735,257
Other assets	1,518	1,642
Total other assets	1,977,516	1,871,656
Total Assets	$1,978,659	$1,884,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$290,318	$241,848
Accrued interest	82,563	77,235
Note payable	303,961	302,000

Total current liabilities	676,842	621,083

Total Liabilities	676,842	621,083

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 issued and outstanding	0	0
Common stock, $0.001 par value, authorized 300,000,000 shares; 46,617,120 issued and outstanding	46,617	46,617
Additional paid-in capital	1,532,759	1,532,759
Accumulated comprehensive income (loss)	61,955	(78,810)
Deficit accumulated during the development stage	(339,514)	(236,992)

Total stockholders’ equity	1,301,817	1,263,574

Total Liabilities and Stockholders’ Equity	$1,978,659	$1,884,657

The accompanying notes are an integral part of the financial statements

Greenworld Development, Inc.
(f/k/a Fortress Exploration, Inc.)
(a development stage enterprise)
Consolidated Statements of Operations
Three Months Ended March 31,
(unaudited)

	2011	2010

REVENUES	$0	$0

OPERATING EXPENSES
General and administrative	60,395	1,921
Professional fees	54,839	6,500

Net operating loss	115,234	8,421

Interest expense	7,288	14,212

Net loss	(122,522)	(22,633)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	140,765	0

Comprehensive income	$18,243	$(22,633)

Basic net loss per share	$0.00	$0.00

Weighted average shares outstanding	46,617,120	5,539,040

The accompanying notes are an integral part of the financial statements

Greenworld Development, Inc.
(f/k/a Fortress Exploration, Inc.)
(a development stage enterprise)
 Consolidated Statement of Stockholders’ Equity (Deficit)

	Number of Shares	Common Stock	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Accum Comp Income/ (Loss)	Total Stockholders’ Equity

BEGINNING BALANCE, January 1, 2005	16,617,120	$831	$415,256	$(292,280)	$0	$123,807

Net loss	0	0	0	(187,537)	0	(187,537)

BALANCE, December 31, 2005	16,617,120	831	415,256	(479,817)	0	(63,730)
Beneficial Conversion Feature Discount	0	0	0	15,000	0	15,000
Net loss	0	0	0	(79,450)	0	(79,450)

BALANCE, December 31, 2006	16,617,120	831	415,256	(544,267)	0	(128,180)
Beneficial Conversion Feature Discount	0	0	0	47,000	0	47,000
Net loss	0	0	0	(78,730)	0	(78,730)

BALANCE, December 31, 2007	16,617,120	831	415,810	(563,388)	0	(147,301)
Beneficial Conversion Feature Discount	0	0	0	35,001	0	35,001
Net loss	0	0	0	(91,093)	0	(91,093)
BALANCE, December 31, 2008	16,617,120	831	415,810	(619,480)	0	(203,393)
Beneficial Conversion Feature Discount	0	0	0	50,000	0	50,000
Net loss	0	0	0	(117,331)	0	(117,331)
BALANCE, December 31, 2009	16,617,120	831	415,810	(686,811)	0	(270,724)
Beneficial Conversion Feature Discount	0	0	0	35,000	0	35,000
Reverse acquisition	30,000,000	1,500	1,161,235	634,391	0	1,797,126
Reincorporation effects	0	44,286	(44,286)	0	0	0
Comprehensive income (loss)					(78,810)	(78,810)
Net loss	0	0	0	(219,572)	0	(219,572)
BALANCE, December 31, 2010	46,617,120	46,617	1,532,759	(236,992)	(78,810)	1,263,020
Beneficial Conversion Feature Discount	0	0	0	20,000	0	20,000
Comprehensive income (loss)	0	0	0	0	140,765	140,765
Net loss	0	0	0	(122,522)	0	(122,522)
ENDING BALANCE, March 31, 2011 (unaudited)	46,617,120	$46,617	$1,532,759	$(339,514)	$61,955	$1,301,263

The accompanying notes are an integral part of the financial statements

Greenworld Development, Inc.
(f/k/a Fortress Exploration, Inc.)
(a development stage enterprise)
Consolidated Statements of Cash Flows
Three Months Ended March 31,
(Unaudited)
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(122,522)	$(22,633)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of beneficial conversion feature discount	1,961	9,868
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(137)	0
Increase (decrease) in accounts payable - trade	33,690	0
Increase (decrease) in accrued interest expense	5,328	4,344

Net cash provided (used) by operating activities	(81,680)	(8,421)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on options	0	0

Net cash provided (used) by investing activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stockholder loan payable	0	0
Proceeds from note payable	20,000	20,000

Net cash provided by financing activities	20,000	20,000

Effect of exchange rates on cash	49,681	0

Net increase (decrease) in cash	(11,999)	11,579

CASH, beginning of period	13,001	2,159

CASH, end of period	$1,002	$13,738
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-Cash Financing Activities:
Shares issued to effect reverse acquisition	$0	$0

The accompanying notes are an integral part of the financial statements

Greenworld Development, Inc.
(f/k/a Fortress Exploration, Inc.)
(a development stage enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with regard to the three months ended March 31, 2011 and 2010 is unaudited)

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

(g)  Interim financial information The financial statements for the three months ended March 31, 2011 and 2010 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $1,096,950 accumulated through March 31, 2011. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to begin its planned operations

NOTE 3 - NOTES PAYABLE

In September 2004, Greenworld issued a convertible promissory note to allow advances up to $100,000. As of September 30, 2005, $100,000 had been advanced to the company. The note bears seven percent interest, is convertible at the lender's option at $2 per share, and is payable in one year. The lender has agreed to a third extension of the maturity date for an additional year, to September 2008. The note has been discounted for its beneficial conversion feature, which was amortized over the life of the note.

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

On December 29, 2008, the Company and the lender entered into an extension and modification of the two notes, into 1 note with a new maturity of December 31, 2011 and an increase of the principal balance from a combined $200,000 to a total of $400,000.

Notes Payable

Gross proceeds from notes	$372,000
Less: Loan set-off	(50,000)
Less: Beneficial conversion feature	(372,000)
Add: Amortization of discount	303,961
Value of note on March 31, 2011	$303,961

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

NOTE 6 - STOCKHOLDERS’ EQUITY

At March 31, 2011, the Company has 300,000,000 shares of par value $0.001 common stock authorized and 46,617,120 issued and outstanding. In April 2010, the Company issued 10,000,000 shares to effect the reverse acquisition. In June 2010, the Company reincorporated in Nevada from Delaware; changed the authorized shares from 49,990,000 to 300,000,000; and changed the par value from $0.00005 to $0.001 per share. In 2010, the Company completed a forward split of the then issued and outstanding shares on a 3 for 1 basis.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following  discussion and analysis  should be read in conjunction  with our Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-Q as well as our other SEC filings.

Overview

The Company is a development stage company and has not yet generated or realized any revenues from business operations. The Company's business strategy changed in the third quarter 2007 to seeking potential merger candidates. The Company's auditors have issued a going concern opinion in our audited financial statements for the fiscal year ended December 31, 2010. This means that our auditors believe there is doubt that the Company can continue as an on-going business for the next twelve months unless it obtains additional capital to pay its bills. This is because the Company has not generated any revenues and no revenues are currently anticipated. Accordingly, we must raise cash from sources such as investments by others in the Company and through possible transactions with strategic or joint venture partners. We do not plan to use any capital raised for the purchase or sale of any plant or significant equipment. The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing subsequently under the caption "Financial Statements."

Comparison of Operating Results for the Quarter Ended March 31, 2011 to the Quarter Ended March 31, 2010

Revenues

The Company did not generate any revenues from operations for the three months ended March 31, 2011 or 2010. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and cost increases in services.

Operating Expenses

Operating  expenses increased by $106,813 from $8,421 for the three months ended March 31, 2010 to $115,234 for the three months ended March 31, 2011. The increase in our net operating expenses is due to the operating expenses of our new subsidiary.

Interest Expense

Interest expense for the three months ended March 31, 2011 and 2010 was $7,288 and $14,212,  respectively. The decrease is due to the beneficial conversion discount amortization.

Net Income/Loss

Net loss increased by $99,889 from net loss of $22,633 for the three months ended March 31, 2010, to a net loss of $122,522 for the three months ended March 31, 2011. The increase in net operating loss is due to the operating expenses of our new subsidiary.

At March 31, 2011, our accumulated deficit was $339,514.

Assets and Liabilities

Our total assets were $1,978,659 at March 31, 2011.

Total Current Liabilities are $676,842 at March 31, 2011. Our notes payable are for $322,000. The notes were discounted by $322,000 for their beneficial conversion features. At March 31, 2011, $303,961 of the discount has been amortized.
Financial Condition, Liquidity and Capital Resources

At March 31, 2011, we had cash and cash equivalents of $1,002. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. To date, we have not generated cash flow from operations. Consequently, we have been dependent upon a third party non-affiliate, Confederated Finance Corp. ("Confederated"), to fund our cash requirements. Specifically, we have entered into two Convertible Promissory Notes ("Notes") with Confederated for the principal sum or so much of the principal sum of Two Hundred Thousand Dollars ($400,000) as may from time to time have been advanced and be outstanding, together with accrued interest at the rate of 7% per annum. The entire unpaid balance of principal(subject to conversion of such principal as provided in the Note) and all accrued and unpaid interest shall be due and payable on the day prior to the first anniversary of the Effective Date of the Note.

As of March 31, 2011, we had a working capital deficit of $675,699. At March 31, 2011, we had no outstanding debt other than convertible notes payable to Confederated and accrued interest payable on the Notes. The Company will seek funds from possible strategic and joint venture partners and financing to cover any short term operating deficits and provide for long term working capital. No assurances can be given that the Company will successfully engage strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

No trends have been identified which would materially increase or decrease our results of operations or liquidity.

We have short-term liquidity problems that will be addressed by the Convertible Note, which we have a balance of $88,000 to draw for working capital. For long-term liquidity, we believe that we will need to raise additional capital to remain an ongoing concern; however, as stated above no commitments have been made as of this date.

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

Loss per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the periods ended September 30, 2011 and 2010.

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

Item 4T - Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President, Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's President, Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

PART II
OTHER INFORMATION

Item 1   Legal Proceedings

None.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

None

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
_______________
*    Filed herewith.

     (b) The following  sets forth the  Company's  reports on Form 8-K that have been filed during the quarter for which this report is filed:

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Greenworld Development, Inc.

By:	/s/ Leo J. Heinl
Leo J. Heinl
Chief Executive Officer,
President and Chairman of the Board*

Date: May 16, 2011

* Leo J. Heinl has signed both on behalf of the registrant as a duly authorized officer and as the Registrant's principal accounting officer.