Form 10-Q/A
period 2011-03-31
GREENWORLD DEVELOPMENT, INC.
filed 2011-08-17
CIK 1084899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q
Amendment No. 1

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

Indicate by check mark whether the registrant is an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller company reporting	☒

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

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

Greenworld Development, Inc.
(f/k/a Fortress Exploration, Inc.)
(a development stage enterprise)
Consolidated Balance Sheet

	March 31,	December 31,
	2011	2010
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$1,002	$13,001
Accounts receivable	141	0
Total current assets	1,143	13,001
OTHER ASSETS
Property lease holding	1,199,070	1,134,757
Deferred expenses	776,928	735,257
Other assets	1,518	1,642
Total other assets	1,977,516	1,871,656
Total Assets	$1,978,659	$1,884,657
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$290,318	$241,848
Accrued interest	82,563	77,235
Note payable	303,961	302,000
Total current liabilities	676,842	621,083
Total Liabilities	676,842	621,083
STOCKHOLDERS’ EQUITY

Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 issued and outstanding	0	0

Common stock, $0.001 par value, authorized 300,000,000 shares;46,617,120 issued and outstanding	46,617	46,617
Additional paid-in capital	1,532,759	1,532,759
Accumulated comprehensive income (loss)	12,492	(78,810)
Deficit accumulated during the development stage	(290,051)	(236,992)
Total stockholders’ equity	1,301,817	1,263,574
Total Liabilities and Stockholders’ Equity	$1,978,659	$1,884,657

The accompanying notes are an integral part of the financial statements

Greenworld Development, Inc.
(f/k/a Fortress Exploration, Inc.)
(a development stage enterprise)
Consolidated Statements of Operations
Three Months Ended March 31,
(unaudited)

	2011	2010

REVENUES	$0	$0
OPERATING EXPENSES
General and administrative	33,452	1,921
Professional fees	32,318	6,500
Net operating loss	65,770	8,421
Interest expense	7,288	14,212
Net loss	(73,058)	(22,633)
Other comprehensive income (loss)
Foreign currency translation gain	(66,318)	0
(loss)
Comprehensive income	$(139,376)	$(22,633)
Basic net loss per share	$0.00	$0.00
Weighted average shares outstanding	46,617,120	5,539,040

The accompanying notes are an integral part of the financial statements

Greenworld Development, Inc.
(f/k/a Fortress Exploration, Inc.)
(a development stage enterprise)
 Consolidated Statement of Stockholders’ Equity (Deficit)

				Deficit
				Accumulated	Accum
			Additional	During the	Comp
	Number of	Common	Paid-in	Development	Income/	Total
	Shares	Stock	Capital	Stage	(Loss)	Stockholders’
BEGINNING BALANCE, January 1,	16,617,120	$831	$415,256	$(292,280)	$0	$123,807
Net loss	0	0	0	(187,537)	0	(187,537)
BALANCE, December 31, 2005	16,617,120	831	415,256	(479,817)	0	(63,730)
Beneficial Conversion Feature Discount	0	0	0	15,000	0	15,000
Net loss	0	0	0	(79,450)	0	(79,450)
BALANCE, December 31, 2006	16,617,120	831	415,256	(544,267)	0	(128,180)
Beneficial Conversion Feature Discount	0	0	0	47,000	0	47,000
Net loss	0	0	0	(78,730)	0	(78,730)
BALANCE, December 31, 2007	16,617,120	831	415,810	(563,388)	0	(147,301)
Beneficial Conversion Feature Discount	0	0	0	35,001	0	35,001
Net loss	0	0	0	(91,093)	0	(91,093)
BALANCE, December 31, 2008	16,617,120	831	415,810	(619,480)	0	(203,393)
Beneficial Conversion Feature Discount	0	0	0	50,000	0	50,000
Net loss	0	0	0	(117,331)	0	(117,331)
BALANCE, December 31, 2009	16,617,120	831	415,810	(686,811)	0	(270,724)
Beneficial Conversion Feature Discount	0	0	0	35,000	0	35,000
Reverse acquisition	30,000,000	1,500	1,161,235	634,391	0	1,797,126
Reincorporation effects	0	44,286	(44,286)	0	0	0
Comprehensive income (loss)					(78,810)	(78,810)
Net loss	0	0	0	(219,572)	0	(219,572)
BALANCE, December 31, 2010	46,617,120	46,617	1,532,759	(236,992)	(78,810)	1,263,020
Beneficial Conversion Feature Discount	0	0	0	20,000	0	20,000
Comprehensive income (loss)	0	0	0	0	91,302	91,302
Net loss	0	0	0	(73,059)	0	(73,059)
ENDING BALANCE, March 31, 2011
(unaudited)	46,617,120	$46,617	$1,532,759	$(290,051)	$(12,492)	$1,301,817

The accompanying notes are an integral part of the financial statements

Greenworld Development, Inc.
(f/k/a Fortress Exploration, Inc.)
(a development stage enterprise)
Consolidated Statements of Cash Flows
Three Months Ended March 31,
(Unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(73,059)	$(22,633)
Adjustments to reconcile net loss to net cash used by operatingactivities:
Amortization of beneficial conversion feature discount	1,961	9,868
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(137)	0
Increase (decrease) in accounts payable - trade	33,690	0
Increase (decrease) in accrued interest expense	5,328	4,344
Net cash provided (used) by operating activities	(32,217)	(8,421)
CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on options	0	0
Net cash provided (used) by investing activities	0	0
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stockholder loan payable	0	0
Proceeds from note payable	20,000	20,000

Net cash provided by financing activities	20,000	20,000
Effect of exchange rates on cash	218	0
Net increase (decrease) in cash	(11,999)	11,579
CASH, beginning of period	13,001	2,159
CASH, end of period	$1,002	$13,738
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-Cash Financing Activities:
Shares issued to effect reverse acquisition	$0	$0

The accompanying notes are an integral part of the financial statements

Greenworld Development, Inc.
(f/k/a Fortress Exploration, Inc.)
(a development stage enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with regard to the three months ended March 31, 2011 and 2010 is unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $1,047,487 accumulated through March 31, 2011.  The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company is currently seeking additional capital to allow it to begin its planned operations

NOTE 3 – NOTES PAYABLE

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

Operating Expenses

Operating  expenses increased by $57,349 from $8,421 for the three months ended March 31, 2010 to $65,770 for the three months ended March 31, 2011. The increase in our net operating expenses is due to the operating expenses of our new subsidiary.

Interest Expense

Interest expense for the three months ended March 31, 2011 and 2010 was $7,288 and $14,212,  respectively. The decrease is due to the beneficial conversion discount amortization.

Net Income/Loss

Net loss increased by $50,425 from net loss of $22,633 for the three months ended March 31, 2010, to a net loss of $73,058 for the three months ended March 31, 2011. The increase in net operating loss is due to the operating expenses of our new subsidiary.

At March 31, 2011, our accumulated deficit was $290,051.

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

Critical Accounting Policies

Use of Estimates:  The preparation of financial statements in conformity with counting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Loss per share:  Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the periods ended March 31, 2011 and 2010.

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

During the second quarter of 2011, we discovered that our outside accountants for the Irish subsidiary had reported incorrect results for the first quarter of 2011, necessitating the filing of this Amendment No. 1 to our Form 10-Q for the quarter ended March 31, 2011. We have taken steps to modify our internal controls and procedures to ensure this does not occur in the future.

PART II
OTHER INFORMATION

Item 1   Legal Proceedings

None.

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3   Defaults Upon Senior Securities

None

Item 4   Submission of Matters to a Vote of Security Holders

None

Item 5   Other Information

None

Item 6   Exhibits

(a) The following  sets forth those  exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit number	Descriptions

31.1	* Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	* Certification of the Acting Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	* Certification Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.1	* Certification Acting Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
*	Filed herewith

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
Leo J. Heinl
Chief Executive Officer, resident and Chairman of the Board*
Date: August 15, 2011

*   Leo J. Heinl  has  signed  both on  behalf  of the  registrant  as a duly authorized officer and as the Registrant's principal accounting officer.