Form 10-Q
period 2011-06-30
GREENWORLD DEVELOPMENT, INC.
filed 2011-08-18
CIK 1084899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

☐	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from _____________________to_____________________

Commission file number 000-26703

GREENWORLD DEVELOPMENT, INC.
______________________________________________________________
(Exact name of registrant as specified in its charter)

Nevada	000-26703	98-0206030
(State or other jurisdiction	(Commission	(IRS Employer
of incorporation)	file number)	Identification No.)

2101 Vista Parkway, Suite 4022 West Palm Beach, FL 33411
_________________________________________

(Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code: (561) 939-4890

N/A
__________________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of July 30, 2011, there were approximately 46,617,120 shares of the Issuer’s common stock, par value $0.001 per share outstanding.

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

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying notes are an integral part of the financial statements

Greenworld Development, Inc.
(f/k/a Fortress Exploration, Inc.)
(a development stage enterprise)
Consolidated Balance Sheet

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$2,213	$13,001
Accounts receivable	140	0
Total current assets	2,353	13,001
OTHER ASSETS
Property lease holding	1,192,178	1,134,757
Deferred expenses	772,463	735,257
Other assets	2,544	1,642
Total other assets	1,967,185	1,871,656
Total Assets	$1,969,538	$1,884,657
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$307,669	$241,848
Accrued interest	88,293	77,235
Note payable	313,545	302,000
Total current liabilities	709,507	621,083
Total Liabilities	709,507	621,083
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 issued and	0	0
outstanding
Common stock, $0.001 par value, authorized 300,000,000 shares; 46,617,120
issued and outstanding	46,617	46,617
Additional paid-in capital	1,532,759	1,532,759
Accumulated comprehensive income (loss)	5,092	(78,810)
Deficit accumulated during the development stage	(324,437)	(236,992)
Total stockholders’ equity	1,260,031	1,263,574
Total Liabilities and Stockholders’ Equity	$1,969,538	$1,884,657

The accompanying notes are an integral part of the financial statements

Greenworld Development, Inc.
(f/k/a Fortress Exploration, Inc.)
(a development stage enterprise)
Consolidated Statements of Operations
Six Months Ended June 30,
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

REVENUES	$0	$0	$0	$0
OPERATING EXPENSES
General and administrative	23,474	74,640	56,926	76,561
Professional fees	4,608	6,350	36,926	12,850
Net operating loss	28,082	80,990	93,852	89,411
Interest expense	14,066	19,405	21,354	33,617
Net loss	(42,148)	(100,395)	(117,455)	(123,028)
Other comprehensive income (loss)
Foreign currency translation gain (loss)	(56,863)	(268,791)	83,902	(268,791)
Comprehensive income	$(99,011)	$(369,186)	$(31,304)	$(391,819)
Basic net loss per share	$0.00	$0.00	$0.00	$0.00
Weighted average shares outstanding	46,617,120	23,320,417	46,617,120	19,987,286

The accompanying notes are an integral part of the financial statements

Greenworld Development, Inc.
(f/k/a Fortress Exploration, Inc.)
(a development stage enterprise)
Consolidated Statement of Stockholders’ Equity (Deficit)

	Number of Shares	Common Stock	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Accum Comp Income/(Loss)	Total Stockholders’ Equity
BEGINNING BALANCE, January 1, 2005	16,617,120	$831	$415,256	$(292,280)	$0	$124,361
Net loss	0	0	0	(187,537)	0	(187,537)
BALANCE, December 31, 2005	16,617,120	831	415,256	(479,817)	0	(63,176)
Beneficial Conversion Feature Discount	0	0	0	15,000	0	15,000
Net loss	0	0	0	(79,450)	0	(79,450)
BALANCE, December 31, 2006	16,617,120	831	415,256	(544,267)	0	(127,626)
Beneficial Conversion Feature Discount	0	0	0	47,000	0	47,000
Net loss	0	0	0	(78,730)	0	(78,730)
BALANCE, December 31, 2007	16,617,120	831	415,810	(563,388)	0	(148,986)
Beneficial Conversion Feature Discount	0	0	0	35,001	0	35,001
Net loss	0	0	0	(91,093)	0	(91,093)
BALANCE, December 31, 2008	16,617,120	831	415,810	(619,480)	0	(205,078)
Beneficial Conversion Feature Discount	0	0	0	50,000	0	50,000
Net loss	0	0	0	(117,331)	0	(117,331)
BALANCE, December 31, 2009	16,617,120	831	415,810	(686,811)	0	(272,409)
Beneficial Conversion Feature Discount	0	0	0	35,000	0	35,000
Reverse acquisition	30,000,000	1,500	1,161,235	634,391	0	1,797,126
Reincorporation effects	0	44,286	(44,286)	0	0	0
Comprehensive income (loss)	0	0			(78,810)	(78,810)
Net loss	0	0	0	(219,572)	0	(219,572)
BALANCE, December 31, 2010	46,617,120	46,617	1,532,759	(236,992)	(78,810)	1,261,335
Beneficial Conversion Feature Discount	0	0	0	30,000	0	30,000
Comprehensive income (loss)	0	0	0	0	83,902	83,902
Net loss	0	0	0	(117,445)	0	(117,445)
ENDING BALANCE, June 30, 2011
(unaudited)	46,617,120	$46,617	$1,532,759	$(324,437)	$5,092	$1,260,031

The accompanying notes are an integral part of the financial statements

Greenworld Development, Inc.
(f/k/a Fortress Exploration, Inc.)
(a development stage enterprise)
Consolidated Statements of Cash Flows
Six Months Ended June 30,
(Unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(117,445)	$(123,028)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of beneficial conversion feature discount	10,295	33,566
Changes in operating assets and liabilities
Increase (decrease) in accounts payable - trade	55,009	0
Increase (decrease) in accrued interest expense	11,058	11,835
Net cash provided (used) by operating activities	(41,083)	(77,627)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on options	0	0
Net cash provided (used) by investing activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stockholder loan payable	0	0
Proceeds from note payable	31,250	45,000
Net cash provided by financing activities	31,250	45,000
Effect of exchange rates on cash	(955)	45,804
Net increase (decrease) in cash	(10,788)	13,177
CASH, beginning of period	13,001	2,159
CASH, end of period	$2,213	$15,336
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-Cash Financing Activities:
Shares issued to effect reverse acquisition	$0	$1,797,126

The accompanying notes are an integral part of the financial statements

Greenworld Development, Inc.
(f/k/a Fortress Exploration, Inc.)
(a development stage enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with regard to the 6 months ended June 30, 2011 and 2010 is unaudited)

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

(g) Interim financial information The financial statements for the six months ended June 30, 2011 and 2010 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year results.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $324,437 accumulated through June 30, 2011. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to begin its planned operations

NOTE 3 - NOTES PAYABLE

In September 2004, Greenworld issued a convertible promissory note to allow advances up to $100,000. As of September 30, 2005, $100,000 had been advanced to the company. The note bears seven percent interest, is convertible at the lender’s option at $2 per share, and is payable in one year. The lender has agreed to a third extension of the maturity date for an additional year, to September 2008. The note has been discounted for its beneficial conversion feature, which was amortized over the life of the note.

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

Notes Payable
Gross proceeds from notes	$382,000
Less: Loan set-off	(50,000)
Less: Beneficial conversion feature	(382,000)
Add: Amortization of discount	362,295
Value of note on June 30, 2011	$312,295

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

NOTE 6 - STOCKHOLDERS’ EQUITY

At June 30, 2011, the Company has 300,000,000 shares of par value $0.001 common stock authorized and 46,617,120 issued and outstanding. In April 2010, the Company issued 10,000,000 shares to effect the reverse acquisition. In June 2010, the Company reincorporated in Nevada from Delaware; changed the authorized shares from 49,990,000 to 300,000,000; and changed the par value from $0.00005 to $0.001 per share. In June 2010, the Company announced a forward split of the then issued and outstanding shares on a 3 for 1 basis.

NOTE 7 - ERRORS IN PREVIOUS FINANCIAL STATEMENTS

During the second quarter 2011, the Company discovered certain accounting errors in the records of our subsidiary and have corrected them in the second quarter financial statements and are working on determining the need to file an amendment to the first quarter 10-Q or not.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-Q as well as our other SEC filings.

Overview

The Company is a development stage company and has not yet generated or realized any revenues from business operations. The Company’s business strategy changed in the third quarter 2007 to seeking potential merger candidates. The Company’s auditors have issued a going concern opinion in our audited financial statements for the fiscal year ended December 31, 2010. This means that our auditors believe there is doubt that the Company can continue as an on-going business for the next twelve months unless it obtains additional capital to pay its bills. This is because the Company has not generated any revenues and no revenues are currently anticipated. Accordingly, we must raise cash from sources such as investments by others in the Company and through possible transactions with strategic or joint venture partners. We do not plan to use any capital raised for the purchase or sale of any plant or significant equipment. The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing subsequently under the caption “Financial Statements.”

Since the May 2010, reverse acquisition of Greenworld International Resources, Ltd., (GIR), the Company has been actively developing its activities in green and health technologies. GIR owns 35% of NEC Healthworld (Uganda), Ltd., (NHU), which owns a fully furnished, but not yet producing pharmaceutical manufacturing facility. GIR is actively seeking funding in conjunction with NHU to allow the facility to begin operations. In April 2011, the Company entered into an agreement to acquire 50% of Getting Green Solutions, LLC, (GGS), an entity located in Georgia. The Company is to issue 11,000,000 shares in exchange for the member ship interests in GGS, which owns a patented waste tire to energy technology. GGS is developing a demonstrator plant in Ohio, through a sister company.

GDI is acting as intermediary and negotiator for an Irish-American consortium on a construction project in Nairobi, Kenya. If this consortium is successful, GDI will earn a fee of approximately $1.6 million. The Company is also in negotiations with several Indian and European generic pharmaciticul manufacturers to license production at the Uganda facility.

GDI is also acting as intermediary for an Irish company to assist in the implementation and constuction of a solar power plant in Bulgaria, funding for wich GDI is currently negotiating with UAE/Chinese/Italian suppliers. If successful, GDI will earn a fee of approximately $360,000 and 10% of the equity of the project. GDI is involved with another company in the United Kingdom to develop a waste tire to energy facility.

GRI has been licensed as a carbon emission trader by the German “Umwelt Bundes

Amt”and “Gruener Markt” and expect to begin trading in the third quarter of 2011.

GDI is working to repositioning its efforts to concentrate on the waste to energy industry.

Comparison of Operating Results for the Quarter Ended June 30, 2011 to the Quarter Ended June 30, 2010

Revenues

The Company did not generate any revenues from operations for the three months ended June 30, 2011 or 2010. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and cost increases in services.

Operating Expenses

Operating expenses decreased by $52,908 from $80,990 for the three months ended June 30, 2010 to $28,082 for the three months ended June 30, 2011. The decrease in our net operating expenses is due to the operating expenses decrease of our subsidiary in the second quarter.

Interest Expense

Interest expense for the three months ended June 30, 2011 and 2010 was $14,066 and $19,405, respectively. The decrease is due to beneficial conversion discount amortization.

Net Income/Loss

Net loss decreased by $58,247 from net loss of $100,395 for the three months ended June 30, 2010 to a net loss of $42,148 for the three months ended June 30, 2011. The decrease in net operating loss is due to the operating expenses decrease of our subsidiary in the second quarter.

At June 30, 2011, our accumulated deficit was $324,437. Assets and Liabilities Our total assets were $1,969,538 at June 30, 2011.

Total Current Liabilities are $709,507 at June 30, 2011. Our notes payable are for $332,000. The notes were discounted by $332,000 for their beneficial conversion features. At June 30, 2011, $312,295 of the discount has been amortized.

Financial Condition, Liquidity and Capital Resources

At June 30, 2011, we had cash and cash equivalents of $2,213. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. To date, we have not generated cash flow from operations. Consequently, we have been dependent upon a third party non-affiliate, Confederated Finance Corp. (“Confederated”), to fund our cash requirements. Specifically, we have entered into two Convertible Promissory Notes (“Notes”) with Confederated for the principal sum or so much of the principal sum of Two Hundred Thousand Dollars ($200,000) as may from time to time have been advanced and be outstanding, together with accrued interest at the rate of 7% per annum. The entire unpaid balance of principal(subject to conversion of such principal as provided in the Note) and all accrued and unpaid interest shall be due and payable on the day prior to the first anniversary of the Effective Date of the Note.

As of June 30, 2011, we had a working capital deficit of $707,154. At June 30, 2011, we had no outstanding debt other than convertible notes payable to Confederated and accrued interest payable on the Notes. The Company will seek funds from possible strategic and joint venture partners and financing to cover any short term operating deficits and provide for long term working capital. No assurances can be given that the Company will successfully engage strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

No trends have been identified which would materially increase or decrease our results of operations or liquidity.

We have short-term liquidity problems that will be addressed by the Convertible Note, which we have a balance of $78,000 to draw for working capital. For long-term liquidity, we believe that we will need to raise additional capital to remain an ongoing concern; however, as stated above no commitments have been made as of this date.

Comparison of Operating Results for the Six Months Ended June 30, 2011 to the Six Months Ended June 30, 2010

Revenues

The Company did not generate any revenues from operations for the six months ended June 30, 2011 or 2010. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and cost increases in services.

Operating Expenses

Operating expenses increased by $4,441 from $89,411 for the six months ended June 30, 2010 to $93,852 for the six months ended June 30, 2011. The increase in our operating expenses is due to operating expenses of our new subsidiary.

Interest Expense

Interest expense for the six months ended June 30, 2011, and 2010 was $21,354 and $33,617 respectively. The decrease in our interest expense is due to the amortization of the beneficial conversion feature of the convertible promissory note entered into with Confederated Finance Corp. (“Convertible Note”).

Net Income/Loss

Net loss decreased by $7,822 from net loss of $123,028 for the six months ended June 30, 2010 to a net loss of $115,206 for the six months ended June 30, 2011. The decrease in net operating loss is due to lower beneficial conversion feature discount amortization.

At June 30, 2011, our accumulated deficit was $324,437. Assets and Liabilities Our total assets were $1,969,538 at June 30, 2011.

Total Current Liabilities are $709,507 at June 30, 2011. Our notes payable are for $332,000. The notes were discounted by $332,000 for their beneficial conversion features. At June 30, 2011, $312,295 of the discount has been amortized.

Financial Condition, Liquidity and Capital Resources

At June 30, 2011, we had cash and cash equivalents of $2,213. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. To date, we have not generated cash flow from operations. Consequently, we have been dependent upon a third party non-affiliate, Confederated Finance Corp. (“Confederated”), to fund our cash requirements. Specifically, we have entered into two Convertible Promissory Notes (“Notes”) with Confederated for the principal sum or so much of the principal sum of Two Hundred Thousand Dollars ($200,000) as may from time to time have been advanced and be outstanding, together with accrued interest at the rate of 7% per annum. The entire unpaid balance of principal(subject to conversion of such principal as provided in the Note) and all accrued and unpaid interest shall be due and payable on the day prior to the first anniversary of the Effective Date of the Note.

As of June 30, 2011, we had a working capital deficit of $707,154. At June 30, 2011, we had no outstanding debt other than convertible notes payable to Confederated and accrued interest payable on the Notes. The Company will seek funds from possible strategic and joint venture partners and financing to cover any short term operating deficits and provide for long term working capital. No assurances can be given that the Company will successfully engage strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

No trends have been identified which would materially increase or decrease our results of operations or liquidity.

We have short-term liquidity problems that will be addressed by the Convertible Note, which we have a balance of $78,000 to draw for working capital. For long-term liquidity, we believe that we will need to raise additional capital to remain an ongoing concern; however, as stated above no commitments have been made as of this date.

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

Loss per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the periods ended June 30, 2011 and 2010.

Going Concern.

The Company has suffered recurring losses from operations and is in serious need of additional financing. These factors among others indicate that the Company may be unable to continue as a going concern, particularly in the event that it cannot obtain additional financing or, in the alternative, affect a merger or acquisition. The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The Company is not subject to any specific market risk other than that encountered by any other public company related to being publicly traded.

Item 4T - Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s President, Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company’s President, Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

During the second quarter of 2011, we discovered that our outside accountants for the Irish subsidiary had reported incorrect results for the first quarter of 2011, necessitating the filing of an Amendment No. 1 to our Form 10-Q for the quarter ended March 31, 2011. We have taken steps to modify our internal controls and procedures to ensure this does no occur in the future.

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
* Filed herewith.

(b) The following sets forth the Company’s reports on Form 8-K that have been filed during the quarter for which this report is filed:

On April 29, 2011, we filed a Form 8-K regarding the addition of a director to our board of directors

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Greenworld Development, Inc.

Date: August 15, 2011	By:	/s/ Leo J. Heinl
Leo J. Heinl
Chief Executive Officer,
President and Chairman of the Board*

* Leo J. Heinl has signed both on behalf of the registrant as a duly authorized officer and as the Registrant’s principal accounting officer.