Form 10-K/A
period 2010-12-31
GREENWORLD DEVELOPMENT, INC.
filed 2011-09-13
CIK 1084899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Amendment No. 1 to
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

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

Date: September 13 , 2011
By:	/s/ Leo Heinl
Leo Heinl, President and Director

Pursuant to the  requirements  of the  Exchange  Act,  this Report has been signed below by the  following  persons on behalf of the  Registrant  and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Leo Heinl	CEO, President & Director	September 13, 2011

/s/ Niall Shanahan	Director	September 13 , 2011