Form 10-Q
period 2011-09-30
GREENWORLD DEVELOPMENT, INC.
filed 2011-11-14
CIK 1084899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

(Mark one)

☒  Quarterly  Report Under Section 13 or 15(d) of The Securities  Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

As of November 4, 2011,  there were  approximately 46,617,120  shares of the Issuer's common stock, par value $0.001 per share outstanding.

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

Greenworld Development, Inc.
(f/k/a Fortress Exploration, Inc.)
(a development stage enterprise)
Consolidated Balance Sheet

	September 30, 2011	December 31, 2010
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$7,819	$13,001
Accounts receivable	136	0

Total current assets	7,955	13,001

OTHER ASSETS
Property lease holding	1,156,513	1,134,757
Deferred expenses	749,354	735,257
Other assets	2,296	1,642

Total other assets	1,908,163	1,871,656

Total Assets	$1,916,118	$1,884,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$312,359	$241,848
Accrued interest	94,393	77,235
Note payable	329,173	302,000

Total current liabilities	735,925	621,083

Total Liabilities	735,925	621,083

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 50,000,000 shares authorized, 0 issued and outstanding	0	0
Common stock, $0.001 par value, authorized 300,000,000 shares; 46,617,120 issued and outstanding	46,617	46,617
Additional paid-in capital	1,532,759	1,532,759
Accumulated comprehensive income (loss)	45,405	(78,810)
Deficit accumulated during the development stage	(444,588)	(236,992)

Total stockholders’ equity	1,180,193	1,263,574

Total Liabilities and Stockholders’ Equity	$1,916,118	$1,884,657

The accompanying notes are an integral part of the financial statements

Greenworld Development, Inc.
(f/k/a Fortress Exploration, Inc.)
(a development stage enterprise)
Consolidated Statements of Operations
Nine and Three Months Ended September 30,
(unaudited)

	Three Months		Nine Months
	2011	2010	2011	2010

REVENUES	$0	$0	$0	$0

OPERATING EXPENSES
General and administrative	(5,124)	19,455	51,802	96,016
Professional fees	27,298	4,500	66,463	17,350

Net operating loss	22,174	23,955	118,265	113,366

Interest expense	22,977	26,848	44,331	60,465

Net loss	(45,151)	(50,803)	(162,596)	(173,831)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	40,313	172,695	124,215	(46,616)

Comprehensive income	$(4,838)	$121,892	$(38,381)	$(220,447)

Basic net loss per share	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding	46,617,120	26,617,120	46,617,120	22,221,516

The accompanying notes are an integral part of the financial statements

Greenworld Development, Inc.
(f/k/a Fortress Exploration, Inc.)
(a development stage enterprise)
 Consolidated Statement of Stockholders’ Equity (Deficit)

	Number of Shares	Common Stock	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Accum Comp Income/ (Loss)	Total Stockholders’ Equity

BEGINNING BALANCE, January 1, 2005	16,617,120	$831	$415,256	$(292,280)	$0	$124,361

Net loss	0	0	0	(187,537)	0	(187,537)

BALANCE, December 31, 2005	16,617,120	831	415,256	(479,817)	0	(63,176)
Beneficial Conversion Feature Discount	0	0	0	15,000	0	15,000
Net loss	0	0	0	(79,450)	0	(79,450)

BALANCE, December 31, 2006	16,617,120	831	415,256	(544,267)	0	(127,626)
Beneficial Conversion Feature Discount	0	0	0	47,000	0	47,000
Net loss	0	0	0	(78,730)	0	(78,730)

BALANCE, December 31, 2007	16,617,120	831	415,810	(563,388)	0	(148,986)
Beneficial Conversion Feature Discount	0	0	0	35,001	0	35,001
Net loss	0	0	0	(91,093)	0	(91,093)
BALANCE, December 31, 2008	16,617,120	831	415,810	(619,480)	0	(205,078)
Beneficial Conversion Feature Discount	0	0	0	50,000	0	50,000
Net loss	0	0	0	(117,331)	0	(117,331)
BALANCE, December 31, 2009	16,617,120	831	415,810	(686,811)	0	(272,409)
Beneficial Conversion Feature Discount	0	0	0	35,000	0	35,000
Reverse acquisition	30,000,000	1,500	1,161,235	634,391	0	1,797,126
Reincorporation effects	0	44,286	(44,286)	0	0	0
Comprehensive income (loss)					(78,810)	(78,810)
Net loss	0	0	0	(219,572)	0	(219,572)
BALANCE, December 31, 2010	46,617,120	46,617	1,532,759	(236,992)	(78,810)	1,263,574
Beneficial Conversion Feature Discount	0	0	0	45,000	0	45,000
Comprehensive income (loss)	0	0	0	0	124,215	124,215
Net loss	0	0	0	(162,596)	0	(162,596)
ENDING BALANCE, September 30, 2011 (unaudited)	46,617,120	$46,617	$1,532,759	$(354,588)	$45,405	$1,270,193

The accompanying notes are an integral part of the financial statements

Greenworld Development, Inc.
(f/k/a Fortress Exploration, Inc.)
(a development stage enterprise)
Consolidated Statements of Cash Flows
Nine Months Ended September 30,
(Unaudited)
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(162,596)	$(173,831)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of beneficial conversion feature discount	27,173	46,483
Changes in operating assets and liabilities
(Increase) decrease in deferred expenses	0	(14,682)
Increase (decrease) in accounts payable - trade	68,964	87,217
Increase (decrease) in accrued interest expense	17,158	13,982

Net cash provided (used) by operating activities	(49,301)	(40,831)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on options	0	0

Net cash provided (used) by investing activities	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stockholder loan payable	0	0
Proceeds from note payable	46,250	35,000

Net cash provided by financing activities	46,250	35,000

Effect of exchange rates on cash	(2,131)	45,804

Net increase (decrease) in cash	(5,182)	39,973

CASH, beginning of period	13,001	2,159

CASH, end of period	$7,819	$42,132
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-Cash Financing Activities:
Shares issued to effect reverse acquisition	$0	$1,797,126

The accompanying notes are an integral part of the financial statements

Greenworld Development, Inc.
(f/k/a Fortress Exploration, Inc.)
(a development stage enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with regard to the 9 months ended September 30, 2011 and 2010 is unaudited)

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

(g)  Interim financial information The financial statements for the nine months ended September 30, 2011 and 2010 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the nine months are not indicative of a full year results.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $444,588 accumulated through September 30, 2011. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company is currently seeking additional capital to allow it to begin its planned operations

NOTE 3 - NOTES PAYABLE

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

Notes Payable
Gross proceeds from notes	$397,000
Less: Loan set-off	(50,000)
Less: Beneficial conversion feature	(397,000)
Add: Amortization of discount	379,173
Value of note on September 30, 2011	$329,173

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

NOTE 6 - STOCKHOLDERS’ EQUITY

At September 30, 2011, the Company has 300,000,000 shares of par value $0.001 common stock authorized and 46,617,120 issued and outstanding. In April 2010, the Company issued 10,000,000 shares to effect the reverse acquisition. In June 2010, the Company reincorporated in Nevada from Delaware; changed the authorized shares from 49,990,000 to 300,000,000; and changed the par value from $0.00005 to $0.001 per share. In June 2010, the Company announced a forward split of the then issued and outstanding shares on a 3 for 1 basis.

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

Since the May 2010, reverse acquisition of Greenworld International Resources, Ltd., (GIR), the Company has been actively developing its activities in green and health technologies. GIR owns 35% of NEC Healthworld (Uganda), Ltd., (NHU), which owns a fully furnished, but not yet producing pharmaceutical manufacturing facility. GIR is actively seeking funding in conjunction with NHU to allow the facility to begin operations. In April 2011, the Company entered into an agreement to acquire 50% of Getting Green Solutions, LLC, (GGS), an entity located in Georgia. The Company is to issue 11,000,000 shares in exchange for the member ship interests in GGS, which owns a patented waste tire to energy technology. GGS is developing a demonstrator plant in Ohio, through a sister company. The 11,000,000 shares were never issued and subsequently, we and GGS determined that the Agreement needed to be modified.  As a result, on or about October 1, the Company entered into an Amended and Restated Agreement for the share exchange pursuant to which the Company issued 4,000,000 of its restricted common stock in exchange for a 100% interest in GGS.

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

GRI has been licensed as a carbon emission trader by the German “Umwelt Bundes Amt”and “Gruener Markt” and expect to begin trading in the fourth quarter of 2011.

GDI is working to repositioning its efforts to concentrate on the waste to energy industry.

Comparison of Operating Results for the Quarter Ended September 30, 2011 to the Quarter Ended September 30, 2010

Revenues

The Company did not  generate  any revenues from operations for the three months ended September 30, 2011 or 2010. Accordingly,  comparisons with prior periods are not meaningful.  The Company is subject to risks  inherent in the  establishment  of a new business  enterprise, including limited capital  resources and cost  increases  in services.

Operating Expenses

Operating  expenses decreased by $1,781 from $23,955 for the three months ended September 30, 2010 to $22,174 for the three months ended September 30, 2011. The decrease in our net operating expenses is due to the operating expenses decrease of our subsidiary in the quarter.

Interest Expense

Interest expense for the three months ended September 30, 2011 and 2010 was $22,977 and $26,848, respectively. The decrease is due to beneficial conversion discount amortization.

Net Income/Loss

Net loss decreased by $5,652 from net loss of $50,803 for the three months ended September 30, 2010 to a net loss of $45,151 for the three months ended September 30, 2011. The decrease in net operating loss is due to the operating expenses decrease of our subsidiary in the second quarter.

At September 30, 2011, our accumulated deficit was $444,588.

Assets and Liabilities

Our total assets were  $1,916,118 at September 30, 2011.

Total Current Liabilities are $735,925 at September 30, 2011. Our notes payable are for $347,000. The notes were discounted by $347,000 for their beneficial conversion features. At September 30, 2011, $329,173 of the discount has been amortized.

Financial Condition, Liquidity and Capital Resources

At September 30, 2011, we had cash and cash equivalents of $7,819. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. To date, we have not generated cash flow from operations. Consequently, we have been dependent upon a third party non-affiliate,  Confederated Finance Corp. ("Confederated"), to fund our cash  requirements.  Specifically,  we have  entered  into  two  Convertible Promissory Notes ("Notes") with Confederated for the principal sum or so much of the principal sum of Two Hundred Thousand Dollars ($200,000) as may from time to time have been advanced and be outstanding, together with accrued  interest at the rate of 7% per annum.  The entire  unpaid  balance of  principal(subject  to conversion of such principal as provided in the Note) and all accrued and unpaid interest  shall be due and payable on the day prior to the first  anniversary of  the Effective Date of the Note.

As of September 30, 2011, we had a working capital deficit of $727,970. At September 30, 2011, we had no outstanding debt other than convertible notes payable to Confederated and accrued interest payable on the Notes. The Company will seek funds from possible strategic and joint venture partners and  financing to cover any short term operating deficits and provide for long term working capital. No assurances can be given that the Company will successfully engage strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

No trends have been identified which would materially  increase or decrease our results of operations or liquidity.

We have short-term liquidity problems that will be addressed by the Convertible Note, which we have a  balance of $63,000 to draw for working capital. For long-term liquidity, we believe that we will need to  raise additional capital to remain an ongoing concern; however, as stated above no commitments have been made as of this date.

Comparison of Operating Results for the Nine Months Ended September 30, 2011 to the Nine Months Ended September 30, 2010

Revenues

The Company did not  generate  any revenues from operations for the six months ended September 30, 2011 or 2010. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and cost increases in services.

Operating Expenses

Operating  expenses increased by $4,899 from $113,366 for the nine months ended September 30, 2010 to $118,265 for the nine months ended September 30, 2011. The increase in our net operating expenses is due to the operating expenses increase of our subsidiary in the quarter.

Interest Expense

Interest expense for the nine months ended September 30, 2011, and 2010 was $44,331 and $60,465 respectively. The decrease in our interest expense is due to the amortization of the beneficial  conversion feature  of the  convertible promissory note entered into with Confederated Finance Corp. ("Convertible Note").

Net Income/Loss

Net loss decreased by $11,235 from net loss of $173,831 for the nine months ended September 30, 2010 to a net loss of $162,596 for the nine months ended September 30, 2011.  The decrease in net operating  loss is due to lower beneficial conversion feature discount amortization.

At September 30, 2011, our accumulated deficit was $444,588.

Assets and Liabilities

Our total assets were  $1,916,118 at September 30, 2011.

Total Current Liabilities are $735,925 at September 30, 2011. Our notes payable are for $347,000. The notes were discounted by $347,000 for their beneficial conversion features. At September 30, 2011, $329,173 of the discount has been amortized.

Financial Condition, Liquidity and Capital Resources

At September 30, 2011, we had cash and cash equivalents of $7,819. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. To date, we have not generated cash flow from operations. Consequently, we have been dependent upon a third party non-affiliate,  Confederated Finance Corp. ("Confederated"), to fund our cash  requirements.  Specifically,  we have  entered  into  two  Convertible Promissory Notes ("Notes") with Confederated for the principal sum or so much of the principal sum of Two Hundred Thousand Dollars ($200,000) as may from time to time have been advanced and be  outstanding,  together with accrued  interest at the rate of 7% per annum.  The entire  unpaid  balance of  principal(subject  to conversion of such principal as provided in the Note) and all accrued and unpaid interest  shall be due and payable on the day prior to the first  anniversary of  the Effective Date of the Note.

As of September 30, 2011, we had a working capital deficit of $727,970. At September 30, 2011, we had no outstanding debt other than convertible notes payable to Confederated and accrued interest payable on the Notes. The Company will seek funds from possible strategic and joint venture partners and  financing to cover any short term operating deficits and provide for long term working capital. No assurances can be given that the Company will successfully engage strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

No trends have been identified which would materially  increase or decrease our results of operations or liquidity.

We have short-term liquidity problems that will be addressed by the Convertible Note, which we have a  balance of $63,000 to draw for working capital. For long-term liquidity, we believe that we will need to  raise additional capital to remain an ongoing concern; however, as stated above no commitments have been made as of this date.

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

None

Item 3   Defaults Upon Senior Securities

None

Item 4   Submission of Matters to a Vote of Security Holders

None

Item 5   Other Information

None

Item 6   Exhibits

(a) The following  sets forth those  exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit number	Descriptions
31.1	* Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	* Certification of the Acting Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	* Certification Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	* Certification Acting Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

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
President and Chairman of the Board *

Date: November 14, 2011

*   Leo J. Heinl  has  signed  both on  behalf  of the  registrant  as a duly authorized officer and as the Registrant's principal accounting officer.