Form 10-K
period 2011-12-31
GREENWORLD DEVELOPMENT, INC.
filed 2012-04-16
CIK 1084899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2011

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

Of the 87,241,457 shares of voting stock of the registrant issued and outstanding as of December 31, 2011, 81,221,457 shares were held by non-affiliates. The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing bid price of its Common Stock as reported on the OTC Bulletin Board on April 12, 2012 was US$5,685,501.

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

In July 2004, the Company effected a forward 2 for 1 stock split by way of a stock dividend, and officially changed its name to Echo Resources, Inc.

In the third quarter 2009 we changed our name to Fortress Exploration, Inc and the Company reincorporated from Delaware to Nevada in June 2010. On June 14, 2010, we changed our name to Greenworld Development, Inc.

On April 30, 2010 we entered into an agreement to acquire 100% of the ownership interests of Greenworld International Resources, Ltd., a company formed under the laws of the Republic of Ireland. Pursuant to this agreement, we issued 10,000,000 shares of our common stock to those owners. This resulted in a change of control to the present controlling shareholders and also resulted in previous management resigning in favor of current management. In conjunction with the agreement, we also undertook a 3-1 forward split of our common stock, which became effective on August 20, 2010.  As a result of that spit, the shares issued in the above referenced transaction became 30,000,000 shares.

On October 3, 2011 Confederate Finance Corporation agreed to cancel its debt in the amount of $401,838 in exchange of issuing 22,324,334 shares.

Unless the context indicates otherwise, references hereinafter to the "Company", "we", "us" or "Greenworld" include Greenworld Development, Inc., a Nevada corporation. Our principal place of business is 2101 Vista Parkway, Suite 4022, West Palm Beach, Florida 33411, and our telephone number at that address is (561) 939-4890.

(b) Business of the Company

Since the May 2010 reverse acquisition of Greenworld International Resources, Ltd., (“GIR”), the Company has been actively developing its activities in green and health technologies. GIR owns 35% of NEC Healthworld (Uganda), Ltd., (NHU), which owns a fully furnished, but not yet producing pharmaceutical manufacturing facility. GIR is actively seeking funding in conjunction with NHU to allow the facility to begin operations. In April 2011, the Company entered into an agreement to acquire 50% of Getting Green Solutions, LLC, (GGS), an entity located in Georgia. The Company was to issue 11,000,000 shares in exchange for the member ship interests in GGS, which develops a waste tire to energy technology. The 11,000,000 shares were never issued and subsequently, we and GGS determined that the Agreement needed to be modified. As a result, on or about October 1, the Company entered into an Amended and Restated Agreement for the share exchange pursuant to which the Company issued 4,000,000 of its restricted common stock in exchange for a 100% interest in GGS.  GGS now functions as the company’s US R&D and business development unit.

GDI is acting as an intermediary and negotiator for an Irish-American consortium on a construction project in Nairobi, Kenya. If this consortium is successful, GDI will earn a fee of approximately $1.6 million. There is no assurance, however, that the consortium will be successful or the Company will earn a fee. The Company is also in negotiations with several Indian and European generic pharmaceutical manufacturers to license production at the Uganda facility.

GDI is also acting as intermediary for an Irish company to assist in the implementation and construction of a solar power plant in Bulgaria, funding for which GDI is currently negotiating with UAE/Chinese/Italian suppliers. If successful, GDI will earn a fee of approximately $360,000 and 10% of the equity of the project. GDI signed in September, 2011 a MOU to acquire 76% of W2R Ltd, a waste tire to energy/renewable company, with current waste tire transfer permission of 2 million tires per annum.  It is anticipated that the acquisition will be completed in Q2 of 2012.

GIR has been licensed as a carbon emission trader by the German “Umwelt Bundes Amt” and “Gruener Markt” and was expected to begin trading in the fourth quarter of 2011.  Due to uncertainties in the EU VAT regime trading has been delayed to the second quarter 2012.

Business of Greenworld International Resources, Ltd.

Greenworld’s original vision was dedicated to the global development and improvement of environmental and health services. It concentrates and is particularly active and aggressive in projects in Africa, the Middle East and Southeast Asia, generally in developing third-world countries where the needs far exceed the currently available resources.

Greenworld owns an interest in a pharmaceutical manufacturing plant in Uganda where it is in the process of completing the government awarded license to manufacture medical products, principally for consumption in sub-Sahara Africa. The expectation is that such  products will have a significantly lower cost basis, therefore have a significantly lower end user cost, reducing the cost of health care in sub-Sahara Africa, along with providing greater access to needed health care products in the region. It is also hoped that products manufactured locally (within the region) will have more rapid acceptance and approval by other governments within the region. Greenworld and its partners are currently negotiating an agreement with a third party pharmaceutical company to operate the existing manufacturing facility upon receipt of the government license to manufacture such products under a royalty structure, or alternatively to sell the facility.

Greenworld is actively associated with certain Wind Energy projects in India, with the hope and expectations of bring lower cost electricity to needy and impoverished regions within the country.

During the first quarter of 2010, GIR became registered in Germany as a Carbon Emission Trader and is operating from its offices in Hamburg, Germany and Dublin, Ireland. The Company has entered into success based service contracts with two individuals to operate in this arena.

Greenworld is now focused on the development (build/own/operate) of economic biomass conversion technologies as well as technologies related to the sustainable production of environmentally friendly power generation, specifically from waste.

As a result, in the second half of 2011, the company decided to focus on Waste2Energy, Waste2Renewable and Biomass developments.  As a consequence, Greenworld will divest itself of all other activities as and when a suitable buyer is identified.

On December 21, 2011 Greenworld signed a Framework Option Agreement with Green Mountain Management LLC to build and operate waste tire recycling and wood pellet manufacturing plants on their landfill site in Alabama.  Subject to planning and suitable financing agreements, Greenworld anticipates to start development of this project in the third quarter 2012.

The following  discussion and analysis  should be read in conjunction with the financial statements of the Company and the  accompanying notes appearing subsequently under the caption "Financial Statements."

Employees

As of December 31, 2011 we did not have any compensated employees. We anticipate hiring employees over the next twelve months if we are successful in implementing our  plan of operations. Presently,  the Company does not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, the Company may adopt such plans in the future.

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

The Company has a very limited operating history upon which an evaluation of its future success or failure can be made. In fact, it was only recently that the Company took steps in a plan to engage in the acquisition of Waste2Renewable, Waste2Energy and Biomass Plants in the UK, Continental Europe and in various locations in the US.  Greenworld is in ongoing framework discussions for the acquisition/development of plants in Atlanta, North Carolina and elsewhere.  The Company's ability to achieve and maintain profitability and positive cash flow over time will be dependent upon, among other things, its ability to (i) identify opportunities within the scope of our expected range of operations, (ii) raise the necessary  capital to develop such opportunities, and (iii) raise the necessary  capital to operate during this period. At this stage in the Company's development, it cannot be predicted how much financing will be required to accomplish its objectives.

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

Occurrence of Events for Which We Are Not Insured May Affect Our Cash Flow and Overall Profitability

The Company does not maintain insurance policies to protect against certain risks related to our  operations because of the high premiums associated with insuring those risks. In other cases, insurance may not be available for certain risks. However in October 2011 the Company subscribed to a D&O policy.  The Company does not maintain insurance policies against political risk. The occurrence of events for which the Company is not  insured may affect our cash flow and overall profitability.

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

The Company's current mailing address is 2101 Vista Parkway, Suite 4022, West Palm Beach,  Florida 33411. The property consists of approximately 100 square feet of finished office space. GDI has offices at No. 1 Main Street, Blessington, County Wicklow, Ireland and Kieler Park, Kieler Strasse 131, 1. Stock, 22769 Hamburg, Germany.  We pay no rent or other fees for the use of the address as these offices are used virtually full-time by other businesses of our shareholders. We believe that the foregoing space is adequate to meet our current needs and anticipate opening additional operating offices during the next twelve (12) months if we are able to execute our business plan.

Item 3.	Legal Proceedings

There are no material legal proceedings to which we (or any of our officers and directors in their  capacities as such) are a party or to which our property is subject and no such material  proceedings are known by our management to be contemplated.

Item 4.	Submission of Matters to a Vote of Security Holders

No  matter  was  submitted  to a vote  of  our  shareholders,  through  the solicitation  of proxies or  otherwise  during the fourth  quarter of our fiscal year ended December 31, 2011, covered by this report.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a) Market Information.

Our common stock, par value $0.001 per share (the "Common Stock"), is traded on the OTC Bulletin Board market under the symbol "GREW". Our common stock is traded sporadically and no established liquid trading market currently exists therefore.

The following table represents the range of the high and low price for our Common Stock on the OTC Bulletin Board for each fiscal quarter for the last two fiscal years ending December 31, 2011, and 2010, respectively. These Quotations represent prices between dealers, may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

Year 2010	High	Low

First Quarter	0.80	0.70
Second Quarter	0.75	0.50
Third Quarter	0.50	0.02
Fourth Quarter	0.53	0.10

Year 2011	High	Low

First Quarter	0.25	0.18
Second Quarter	0.26	0.10
Third Quarter	0.20	0.04
Fourth Quarter	0.15	0.05

(b)  Holders.  As of March 3, 2012, there were  approximately  two hundred (200) holders of record of our common stock.

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

Recent Sales of Unregistered Securities.

Item 7.	Management's Discussion and Analysis

Overview

The Company has been actively developing its activities in green and health technologies. GIR owns 35% of NEC Healthworld (Uganda), Ltd., (NHU), which owns a fully furnished, but not yet producing pharmaceutical manufacturing facility. GIR is actively seeking funding in conjunction with NHU to allow the facility to begin operations. In April 2011, the Company entered into an agreement to acquire 50% of Getting Green Solutions, LLC, (GGS), an entity located in Georgia. The Company was to issue 11,000,000 shares in exchange for the member ship interests in GGS, which develops a waste tire to energy technology. GGS was developing a demonstrator plant in Ohio, through a sister company. The 11,000,000 shares were never issued and subsequently, we and GGS determined that the Agreement needed to be modified. As a result, on or about October 1, the Company entered into an Amended and Restated Agreement for the share exchange pursuant to which the Company issued 4,000,000 of its restricted common stock in exchange for a 100% interest in GGS.

In September 2011, GDI signed a MOU to acquire 76% of W2R Ltd (a UK company) which has the operating license for waste tire disposal on a 3 acre site in Warsop, Nottinghamshire, UK.  The remaining 24% shareholders are the freehold owners of the site.  GDI has an option to acquire the freehold.  W2R’s current waste transfer and treatment license allows for the processing of 2 million waste tires per annum. We anticipate completing this acquisition in the second quarter 2012, and subject to planning, the company plans to redevelop the site to install a carbon emission neutral (clean tech) waste tyre2energy/tyre2renewable plant, which will be the Company’s first UK Energy Centre.  The Company’s forward mission anticipates to be producing in the UK 80MW within 5 years. There is, however, no guarantee that we will be able to finalize the agreement and commence operations on this project. Furthermore, even if we do commence these operations, there is no assurance that they will be profitable.

On completion of the acquisition (anticipated to be in Q2 2012) and subject to planning, the company plans to redevelop the site to install a carbon emission neutral (clean tech) waste tyre2energy/tyre2renewable plant, which will be the Company’s first UK Energy Centre.  The Company’s forward mission anticipates to be producing in the UK 80MW within 5 years.

In December 2011 GDI entered into a Framework Agreement with Georgia based Green Mountain Management LLC, the owner of a 1522 acre landfill site in Alabama.  Green Mountain’s landfill has the authority to take in 25,000 tons of waste monthly.

The framework agreement contemplates  for Greenworld to build, own and operate various waste conversion plants including but not limited to waste tires, wood pellets, municipal waste. Subject to planning and financing, and final agreement with Green Mountain, it is anticipated that development work will commence in the third quarter  2012.  The Company will either recycle or convert to energy a percentage of the inbound material and produce energy equivalent of 120 MW by 2015. There is, however, no guarantee that we will be able to finalize the agreement and commence operations on this project. Furthermore, even if we do commence these operations, there is no assurance that they will be profitable.

Results of Operations

Revenues

There is no historical financial information about the Company upon which to base an  evaluation of our performance. The Company did not generate any revenues from operations for the twelve months ended December 31, 2011 or 2010. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the decision and implementation of a new business plan.

Operating Expense

Operating expenses increased by $38,910 from $133,221 for the year ended December 31, 2010 to $172,131 for the year ended December 31, 2011. The increase in our operating expenses is due to the increase in general and administrative expenses, primarily at our wholly owned subsidiary.

Interest Expense

Interest expense for the years ended December 31, 2011 and 2010 was $87,603 and $86,351.  The increase in our interest expense is due to the interest payable pursuant to the convertible promissory notes entered into with Confederated Finance Corp. ("Convertible Note") and the amortization of the beneficial conversion feature discount of these notes.  That Convertible Note was completely satisfied on October 3, 2011 when it was converted into 22,324,334 shares of our common stock.

Net Income/Loss

Our net operating loss for the year ended December 31, 2011 was $259,734 as compared to a net operating loss of $219,572 for the year ended December 31, 2010. The increase in net operating loss is due to higher general and administrative expenses and increased interest expense of the notes payable.

As of December 31, 2011, our accumulated deficit was $615,228.

Financial Condition, Liquidity and Capital Resources

At December 31, 2011, we had cash and cash equivalents of $1,212 and our working capital was presently ($425,025). There can be no assurance that our financial condition will improve.  We expect to continue to have minimal working capital or a working capital deficit as a result of our current liabilities.

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

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have a stockholders deficit of $1,395,327 at December 31, 2011 and net losses from operations of $378,236 for the year ended December 31, 2011. These conditions raise substantial doubt about our ability to continue as a going  concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Loss per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company.  Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the periods ended December 31, 2011 and 2010.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements. We do not anticipate entering into any off-balance sheet arrangements during the next 12 months.

Item 8.	Financial Statements and Supplementary Data.

Our financial statements have been examined to the extent indicated in their report by Hamilton, PC for the two years ended December 31, 2011, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-X as promulgated by the Securities and Exchange Commission and are included herein, on Page F-1 hereof in response to

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

(a)   Evaluation of Disclosure Controls and Procedures

Management of the Company with the participation of the Chief Executive Officer conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934) pursuant to Rule 13a-15 under the Exchange Act.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is communicated to management, including the Chief Executive Officer, Chief Financial Officer and the Company’s Board of Directors, to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

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

It should be noted that the Company’s management, including the Chief Executive Officer, do not expect that the Company’s internal controls will necessarily prevent all errors or fraud. A control system, no matter how well conceived or operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met, Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.   Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

 On October 3, 2011,  we issued a total  of  22,324,334 shares of our common stock in consideration of Confederated Finance Corporation canceling its debt to the Company in the amount of $401,838.  The Shares were issued in reliance upon the exemptions provided by Section 4(2) of the Securities Act of 1933, as amended

On September 1, 2011, the Registrant’s Board of Directors approved a resolution for the issuance of the following shares of the Registrant’s restricted stock for the consideration listed.

NAME	NUMBER OF SHARES/CONSIDERATION FOR ISSUANCE

Leo J. Heinl	2,400,000	Board appointment and in lieu of salary valued at $2,400.

Niall Shanahan	2,400,000	Board appointment and in lieu of salary valued at $2,400.

Wolfgang H. Heinl	2,000,000	Appoint to Board of Greenworld International Services, Ltd and in lieu of salary valued at $2,000.

Sinead Heinl	500,000	In lieu of salary for services provided valued at $500.

The Company issued a total of 11,000,000 shares of the Company’s restricted common stock to the Principals of Getting Green Solutions, LLC (“GGS”) in exchange for 50% of the issued and outstanding ownership interests of GGS, as outlined in the Memorandum of Understanding agreement between Greenworld Development, Inc. and Getting Green Solutions, LLC., dated February 18, 2011.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name	Age	Position(s) with Company

Leo J. Heinl	59	Chief Executive Officer, President, Director
Niall Shanahan	44	Mergers & Acquisitions, Vice President, Director
Timothy Kinnett	60	Director, Technical

Business Experience

Mr. Leo J. Heinl, is the President and CEO of Greenworld. He received his law degree from Ludwig Maxmillians University in Munich, Germany in 1978. He is admitted to practice law as a Rechtsanwalt, Registered European Lawyer, with offices in London, England and Hamburg, Germany. He has been the Managing Director of BVE Bundesverband Deutscher Emissios-hauser, e.V. since 2004; Chairman of Law Partners Solicitors Limited in London, England since 2001 and he has been a member of the boards of directors of various companies in Great Britain and Ireland since 1997.

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

Niall Shanahan, Vice President and Director of Mergers & Acquisitions, is founder and current Chief Executive Officer of 4Front Group.  4Front Project Management is a client representative multi-disciplinary firm specializing in acting for clients with asset management and consolidation projects.

Timothy W. Kinnett has over 22 years experience in the recycling industry adding the unique combination of professional experience as engineer, manager, executive and entrepreneur. He has held positions with such industry leaders as PSC, Metals Management and ProTrade Steel. Most recently, Tim founded Getting Green Solutions, LLC in order to fulfill his desire to solve the world’s landfill problems one waste stream at a time.  Getting Green has found innovative, green and profitable solutions to the scrap tire and muniwaste streams and is developing similar solutions to other waste streams.  Tim obtained his BIE and MBA from Cleveland State University.

Committees of the Board of Directors

We presently do not have an audit committee, compensation committee, nominating committee, and executive committee of our board of directors, stock plan committee or any other committees. However, our board of directors will establish various committees during the current fiscal year.

Compensation of Directors

Our directors receive no cash compensation for service as a director, but each non-executive director became entitled to 1 million restricted ordinary shares.

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

Code of Ethics

In March 2004, we adopted a Code of Ethics that meets the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. We will provide to any person without charge, upon request, a copy of such Code of Ethics. Persons wishing to make such a request should contact Leo Heinl, Chief Executive Officer, 2101 Vista Parkway, Suite 4022, West Palm Beach, Florida 33411. (561) 939-4890.

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

Our officers, directors and principal shareholders may actively negotiate for the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction, if any. In the event that such a transaction occurs, it is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by our officers, directors and principal shareholders made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to members of our management to acquire their shares creates a conflict of interest for them and may compromise their state law fiduciary duties to our other shareholders. In making any such sale, members of Company management may consider their own personal pecuniary benefit rather than the best interests of the Company and the Company's other shareholders, and the other shareholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by members of Company management.

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

SUMMARY COMPENSATION TABLE

			Annual Compensation		Long Term Compensation			Payouts
				Other	Restricted	Securities		All
Name and				Annual	Stock	Underlying	LTIP	Other
Principal Position	Year	Salary	Bonus	Compensation	Awards	Options/SARs	Payouts	Comp.

Leo Heinl	2011	$0	0	0	2,400,000	0	0	0
	2010	$0	0	0	0	0	0	0
Niall Shanahan	2011	$0	0	0	2,400,000	0	0	0
	2010	$0	0	0	0	0	0	0
Tim Kinnett	2011	$0	0	0	1,250,000	0	0	0

Compensation of Directors

We have no standard arrangements for compensating our board of directors for their attendance at meetings of the Board of Directors.

Bonuses and Deferred Compensation

We do not have any bonus, deferred compensation or retirement plan. Such plans may be adopted by us at such time as deemed reasonable by our board of directors. We do not have a compensation committee; all decisions regarding compensation are determined by our board of directors.

Stock Option and Stock Appreciation Rights.

We do not currently have a Stock Option or Stock Appreciation Rights Plan. No stock options or stock appreciation rights were awarded during the fiscal year ended December 31, 2011, or the period ending on the date of this Report.

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

The following table sets forth, as of December 31, 2011, information with respect to the beneficial ownership of our common stock by (i) persons known by us to beneficially own more than five percent of the outstanding shares, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group.

	Common Stock
	Beneficially Owned

Name and Address (1)	Title of Class	Number	Percent

Leo J. Heinl (2)	Common	2,400,000	2.75%

Timothy Kinnett (2)	Common	1,250,000	1.43%

Niall Shanahan (2)	Common	2,400,000	2.75%

All Executive Officers and
Directors as a Group	Common	6,020,000	6.93%
(One (1) person)

(1)	The address for all the shareholders is the address of the Company.
(2)	Officers and directors of the Company.

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and
(ii) Investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on February 2, 2012. As of February 2, 2012, there were 87,241,457 shares of our common stock issued and outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2011, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance, aggregated as follows: (i) all compensation plans previously approved by security holders; and (ii) all compensation plans not previously approved by security Holders:

None.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we are a party during the past two years, or in any proposed transaction to which the Company is proposed to be a party:

(A)	Any director or officer;
(B)	Any proposed nominee for election as a director;
(C)	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or
(D)	Any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary.

Item 14.	Principal Accounting Fees and Services.

	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2011	$8,000	none	none	none
2010	$8,000	none	none	none

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

*    Included herein

     (b) Reports on Form 8-K

8-k filed October 10, 2011 in hereby incorporated by reference.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Greenworld Development, Inc.

(Registrant)

Date: April 16, 2012	By:	/s/ Leo Heinl
Leo Heinl, President and Director

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Leo Heinl	CEO, President & Director	16-Apr-12

/s/ Niall Shanahan	Vice President & Director	16-Apr-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Greenworld Development, Inc.
( f/n/a Fortress Exploration, Inc.)
West Palm Beach, Florida

We have audited the accompanying balance sheets of Greenworld Development, Inc., as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenworld Development, Inc.. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the two years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Greenworld Development, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Greenworld Development, Inc. suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hamilton, PC

/s/ Hamilton, PC

Denver, Colorado
April 11, 2012
The accompanying notes are an integral part of the financial statements

Greenworld Development, Inc.
Consolidated Balance Sheet
December 31,

	2011	2010

ASSETS
CURRENT ASSETS
Cash	$1,212	$13,001
Accounts receivable	0	0

Total current assets	1,212	13,001
PROPERTY AND EQUIPMENT (NET)	798	-0-
OTHER ASSETS
Property lease holding	1,103,354	1,134,757
Deferred expenses	714,910	735,257
Other assets	1,290	1,642

Total other assets	1,819,554	1,871,656

Total Assets	$1,821,564	$1,884,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$315,237	$241,848
Accrued interest	-0-	77,235
Note payable	111,000	302,000

Total current liabilities	426,237	621,083

Total Liabilities	426,237	621,083

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 50,000,000 and 10,000 shares authorized, 0 issued and outstanding	0	0
Common stock, $0.001 and $0.0001 par value, authorized 300,000,000 and 87,241,457; and 46,617,120 shares issued and outstanding as of December 31, 2011 and 2010 respectively	87,241	46,617
Additional paid-in capital	1,901,313	1,532,759
Accumulated comprehensive income (loss)	(22,001)	(78,810)
Deficit accumulated during the development stage	(615,228)	(236,992)

Total stockholders’ equity	1,395,327	1,263,574

Total Liabilities and Stockholders’ Equity	$1,821,564	$1,884,657

The accompanying notes are an integral part of the financial statements

Greenworld Development, Inc.
Consolidated Statements of Operations
The Year Ended December 31,

	2011	2010

REVENUES	$0	$0

OPERATING EXPENSES:
General and administrative expenses	83,176	112,221
Professional fees	88,955	21,000

Total expenses	172,131	133,221

Interest expense	87,603	86,351

Net income (loss)	(259,734)	(219,572)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	(118,502)	(78,810)

Comprehensive income (loss)	$(378,236)	$(298,382)

Income (loss) per weighted average common share	$(.01)	$(.01)

Number of weighted average common shares outstanding	66,929,289	46,617,120

The accompanying notes are an integral part of the financial statements

Greenworld Development, Inc.
 Consolidated Statement of Stockholders’ Equity (Deficit)

	Number of Shares	Common Stock	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Accum Comp Income/ (Loss)	Total Stockholders’ Equity

BEGINNING BALANCE, January 1, 2005	16,617,120	$831	$415,256	$(292,280)	$0	$123,807

Net loss	0	0	0	(187,537)	0	(187,537)

BALANCE, December 31, 2005	16,617,120	831	415,256	(479,817)	0	(63,730)
Beneficial Conversion Feature Discount	0	0	0	15,000	0	15,000
Net loss	0	0	0	(79,450)	0	(79,450)

BALANCE, December 31, 2006	16,617,120	831	415,256	(544,267)	0	(128,180)
Beneficial Conversion Feature Discount	0	0	0	47,000	0	47,000

Net loss	0	0	0	(78,730)	0	(78,730)

BALANCE, December 31, 2007	16,617,120	831	415,810	(563,388)	0	(147,301)
Beneficial Conversion Feature Discount	0	0	0	35,001	0	35,001
Net loss	0	0	0	(91,093)	0	(91,093)
BALANCE, December 31, 2008	16,617,120	831	415,810	(619,480)	0	(203,393)
Beneficial Conversion Feature Discount	0	0	0	50,000	0	50,000
Net loss	0	0	0	(117,331)	0	(117,331)
BALANCE, December 31, 2009	16,617,120	831	415,810	(686,811)	0	(270,724)
Beneficial Conversion Feature Discount	0	0	0	35,000	0	35,000
Reverse acquisition	30,000,000	1,500	1,161,235	634,391	0	1,797,126
Reincorporation effects	0	44,286	(44,286)	0	0	0
Comprehensive income (loss)					(78,810)	(78,810)
Net loss	0	0	0	(219,572)	0	(219,572)
ENDING BALANCE, December 31, 2010	46,617,120	$46,617	$1,532,759	$(236,992)	$(78,810)	$1,263,574
Stock issued for Notes Payable and accrued interest	22,324,224	22,324	379,514			401,838
Stock issued for services	7,300,000	7,300	0			7,300
Stock issued for acquisition	11,000,000	11,000	(10,960)			40
Comprehensive income (loss)					56,809	56,809
Net loss	0	0	0	(378,236)	0	(378,236)
BALANCE, December 31, 2011	87,241,457	87,241	1,901,313	(615,228)	(22,001)	(1,395,327)

The accompanying notes are an integral part of the financial statements

Greenworld Development, Inc.
Consolidated Statements of Cash Flows
For the Year Ended December 31,

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(378,236)	$(219,572)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of beneficial conversion feature discount	-0-	61,336
Stock issued for services	7,300
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable		132
(Increase) decrease in deferred expenses	20,347	(14,809)
Increase (decrease) in accounts payable - trade	73,389	105,309
Increase (decrease) in accrued interest expense	(77,256)	19,199

Net cash provided (used) by operating activities	(220,291)	(48,405)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(798)	(1,631)

Net cash provided (used) by investing activities	(798)	(1,631)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stockholder loan payable	0	0
Proceeds from note payable	90,000	55,000

Net cash provided by financing activities	90,000	55,000

Effects of exchange rates on cash	118,502	5,878

Net increase (decrease) in cash	(11,789)	10,842

CASH, beginning of period	13,001	2,159

CASH, end of period	$1,212	$13,001
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-Cash Financing Activities:
Exchange of assets for reduction in notes payable	$0	$0

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

In July 2004, the Company effected a forward 2 for 1 stock split by way of a stock dividend, and officially changed its name to Echo Resources, Inc.

In the third quarter 2009 we changed our name to Fortress Exploration, Inc and the Company reincorporated from Delaware to Nevada in June 2010. On June 14, 2010, we changed our name to Greenworld Development, Inc.

On April 30, 2010 we entered into an agreement to acquire 100% of the ownership interests of Greenworld International Resources, Ltd., a company formed under the laws of the Republic of Ireland. Pursuant to this agreement, we issued 10,000,000 shares of our common stock to those owners. This resulted in a change of control to the present controlling shareholders and also resulted in previous management resigning in favor of current management. In conjunction with the agreement, we also undertook a 3-1 forward split of our common stock, which became effective on August 20, 2010. As a result of the forward spilt, these shares were exchanged for 30,000,000 of post-split shares.

In April 2011, the Company entered into an agreement to acquire 50% of Getting Green Solutions, LLC, (GGS), an entity located in Georgia. The Company was to issue 11,000,000 shares in exchange for the member ship interests in GGS, which develops a waste tire to energy technology. The 11,000,000 shares were never issued and subsequently, we and GGS determined that the Agreement needed to be modified. As a result, on or about October 1, the Company entered into an Amended and Restated Agreement for the share exchange pursuant to which the Company issued 4,000,000 of its restricted common stock in exchange for a 100% interest in GGS.  GGS now functions as the company’s US R&D and business development unit.

The accompanying notes are an integral part of the financial statements

On October 3, 2011,  we issued a total  of  22,324,334 shares of our common stock in consideration of Confederated Finance Corporation canceling its debt to the Company in the amount of $401,838.  The Shares were issued in reliance upon the exemptions provided by Section 4(2) of the Securities Act of 1933, as amended

On September 1, 2011, the Registrant’s Board of Directors approved a resolution for the issuance of the following shares of the Registrant’s restricted stock for the consideration listed.

NAME	NUMBER OF SHARES/CONSIDERATION FOR ISSUANCE

Leo J. Heinl	2,400,000	Board appointment and in lieu of salary valued at $2,400.

Niall Shanahan	2,400,000	Board appointment and in lieu of salary valued at $2,400.

Wolfgang H. Heinl	2,000,000	Appoint to Board of Greenworld International Services, Ltd and in lieu of salary valued at $2,000.

Sinead Heinl	500,000	In lieu of salary for services provided valued at $500.

The Company issued a total of 11,000,000 shares of the Company’s restricted common stock to the Principals of Getting Green Solutions, LLC (“GGS”) in exchange for 50% of the issued and outstanding ownership interests of GGS, as outlined in the Memorandum of Understanding agreement between Greenworld Development, Inc. and Getting Green Solutions, LLC., dated February 18, 2011

Basis of Presentation

The Company prepares its condensed financial statements in accordance with accounting principles generally accepted in the United States of America.  Significant accounting policies are as follows:

Use of Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the condensed financial statements are published, and (iii) the reported amount of net sales and expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of condensed financial statements; accordingly, actual results could differ from these estimates.

The accompanying notes are an integral part of the financial statements

These estimates and assumptions also affect the reported amounts of revenues, costs and expenses during the reporting period.  Management evaluates these estimates and assumptions on a regular basis.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of year ended or less to be cash equivalents.  Cash equivalents include cash on hand and cash in the bank.

Property and Equipment

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using principally the straight-line method. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds realized thereon.  Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized.

The range of estimated useful lives used to calculate depreciation for principal items of property and equipment are as follow:

Asset Category Depreciation/ Amortization Period	Depreciation/ Amortization Period
Furniture and Fixture 3 years	3 Years
Office equipment 3 years	3 Years
Leasehold improvements 5 years	5 Years

Property Evaluations

Management of the Company will periodically review the net carrying value of its properties on a property-by-property basis. These reviews will consider the net realizable value of each property to determine whether a permanent impairment in value has occurred and the need for any asset write-down. An impairment loss will be recognized when the estimated future cash flows (undiscounted and without interest) expected to result from the use of an asset are less than the carrying amount of the asset.  Measurement of an impairment loss will be based on the estimated fair value of the asset if the asset is expected to be held and used.

The accompanying notes are an integral part of the financial statements

Although management will make its best estimate of the factors that affect net realizable value based on current conditions, it is reasonably possible that changes could occur in the near term which could adversely affect management's estimate of net cash flows expected to be generated from its assets, and necessitate asset impairment write-downs.

Asset retirement obligations

The Company plans to recognize liabilities for statutory, contractual or legal obligations, including those associated with the reclamation of properties and any plant and equipment, when those obligations result from the acquisition, construction, development or normal operation of the assets. Initially, a liability for an asset retirement obligation will be recognized at its fair value in the period in which it is incurred. Upon initial recognition of the liability, the corresponding asset retirement cost will be added to the carrying amount of the related asset and the cost will be amortized as an expense over the economic life of the asset using either the unit-of-production method or the straight-line method, as appropriate. Following the initial recognition of the asset retirement obligation, the carrying amount of the liability will be increased for the passage of time and adjusted for changes to the amount or timing of the underlying cash flows needed to settle the obligation.

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, long-lived assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

The accompanying notes are an integral part of the financial statements

Goodwill and Other Intangible Assets

The Company adopted Statement of Financial Accounting Standard (“FASB”) Accounting Standards Codification (“ASC”) Topic 350 Goodwill and Other Intangible Assets, effective July 1, 2002. In accordance with (“ASC Topic 350”) "Goodwill and Other Intangible Assets," goodwill, which represents the excess of the purchase price and related costs over the value assigned to net tangible and identifiable intangible assets of businesses acquired and accounted for under the purchase method, acquired in business combinations is assigned to reporting units that are expected to benefit from the synergies of the combination as of the acquisition date. Under this standard, goodwill and intangibles with indefinite useful lives are no longer amortized. The Company assesses goodwill and indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if events and circumstances indicate impairment may have occurred in accordance with ASC Topic 350. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, the Company records an impairment loss equal to the difference. ASC Topic 350 also requires that the fair value of indefinite-lived purchased intangible assets be estimated and compared to the carrying value. The Company recognizes an impairment loss when the estimated fair value of the indefinite-lived purchased intangible assets is less than the carrying value.

Income Taxes

Deferred income taxes are provided based on the provisions of ASC Topic 740, "Accounting for Income Taxes", to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("Topic 740").  Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At December 31, 2010, the Company did not record any liabilities for uncertain tax positions.

We have adopted “Accounting for Uncertainty in Income Taxes”. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption of ASC 740-10-25 had no effect on our condensed financial statements.

The accompanying notes are an integral part of the financial statements

Concentration of Credit Risk

The Company maintains its operating cash balances in banks in Tampa, Florida.  The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $250,000.

Share-Based Compensation

The Company applies Topic 718 “Share-Based Payments” (“Topic 718”) to share-based compensation, which requires the measurement of the cost of services received in exchange for an award of an equity instrument based on the grant-date fair value of the award.  Compensation cost is recognized when the event occurs.  The Black-Scholes option-pricing model is used to estimate the fair value of options granted.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted net loss per share for the Company is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive.

Fair Value of Financial Instruments

The Company financial instruments consist primarily of cash, affiliate receivable, settlement receivable, accounts payable and accrued expenses and debt.  The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.  The estimated fair value is not necessarily indicative of the amounts the Company would realize in a current market exchange or from future earnings or cash flows.

The Company adopted ASC Topic 820, Fair Value Measurements (“ASC Topic 820”), which defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements.  The standard provides a consistent definition of fair value, which focuses on an exit price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The standard also prioritizes, within the measurement of fair value, the use of market-based measurements.

The accompanying notes are an integral part of the financial statements

The three-level hierarchy for fair value measurements is defined as follows:

☐	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

☐
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable of the asset or liability other than quoted prices, either directly or indirectly including inputs in markets that are not considered to be active;

☐	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation for comparative purposes.

Recent Accounting Pronouncements

ASU 2011-05 – Presentation of comprehensive income

ASU 2011-05 was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now requires entities to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements.

All entities that report OCI items will be impacted by the changes in this ASU. The components of OCI have not changed, nor has the guidance on when OCI items are reclassified to net income; however, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments to ASC 220, Comprehensive Income, included in ASU 2011-05, Presentation of Comprehensive Income, are effective for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2011 (that is, the fiscal year beginning January 1, 2012 for calendar-year entities) for public entities and for interim and annual periods thereafter. The amended guidance must be applied retrospectively and early adoption is permitted.

The accompanying notes are an integral part of the financial statements

ASU 2011-04 – Amendments to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs

The amendments in ASU 2011-04 do not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement, including the following revisions:

• The concepts of highest and best use and valuation premise are relevant only for measuring the fair value of nonfinancial assets and do not apply to financial assets and liabilities.

• An entity should measure the fair value of an equity-classified financial instrument from the perspective of the market participant that holds the instrument as an asset.

• An entity that holds a group of financial assets and financial liabilities whose market risk (that is, interest rate risk, currency risk, or other price risk) and credit risk are managed on the basis of the entity’s net risk exposure may apply an exception to the fair value requirements in ASC 820 if certain criteria are met. The exception allows such financial instruments to be measured on the basis of the reporting entity’s net, rather than gross, exposure to those risks.

• Premiums or discounts related to the unit of account are appropriate when measuring fair value of an asset or liability if market participants would incorporate them into the measurement (for example, a control premium). However, premiums or discounts related to size as a characteristic of the reporting entity’s holding (that is, a “blockage factor”) should not be considered in a fair value measurement.

The amendments to ASC 820, Fair Value Measurement, included in ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, are effective prospectively for public entities for interim and annual periods beginning after December 15, 2011 (that is, the quarter ending March 31, 2012 for calendar-year entities). Early adoption is not permitted for public entities

ASU 2011-03 – Reconsideration of effective control for repurchase agreements

The amendments to ASC 860-10 included in ASU 2011-03, simplified the accounting for financial assets transferred under repurchase agreements (repos) and similar arrangements, by eliminating the transferor’s ability criteria from the assessment of effective control over those assets as well as the related implementation guidance.

Currently under ASC 860-10-40-24 a transferor must meet four criteria to maintain effective control of securities transferred in a repo and to therefore account for the transfer as a secured borrowing rather than a sale. One of these criteria states that the transferor must be able to either repurchase or redeem the transferred securities on substantially the agreed terms, even if the transferee is in default. This criterion is satisfied only if the transferor has cash or collateral sufficient to fund substantially the entire cost of purchasing replacement securities.

The accompanying notes are an integral part of the financial statements

The amendments in ASU 2011-03 remove this criterion and related implementation guidance from the Codification, thereby reducing the criteria that transferors must satisfy to qualify for secured borrowing accounting and, as a result, likely reducing the number of transfers accounted for as sales.

The amendments to ASC 860-10, Transfers and Servicing, included in ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements, are effective for both public and nonpublic entities prospectively for new transfers and existing transactions modified as of the first interim or annual period beginning on or after December 15, 2011 (that is, the fiscal year beginning January 1, 2012 for calendar-year entities). Early adoption is not permitted.

ASU 2011-02 - FASB amends creditor troubled debt restructuring guidance

This bulletin discusses ASU 2011-02, which was issued by the FASB to provide creditors with additional guidance in evaluating whether a restructuring of debt is a troubled debt restructuring. The new guidance does not amend the guidance for debtors. It is generally effective for public entities in the quarter ended September 30, 2011.

ASU 2011-01 - Troubled debt restructuring disclosures for public-entity creditors deferred

The FASB issued Accounting Standards Update (ASU) 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, which temporarily defers the date when public-entity creditors are required to provide the new disclosures for troubled debt restructurings in ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The deferred effective date will coincide with the effective date for the clarified guidance about what constitutes a troubled debt restructuring, which the Board is currently deliberating. The clarified guidance is expected to apply for interim and annual periods ending after June 15, 2011.

When providing the new disclosures under ASU 2010-20, public entities would be required to retrospectively apply the clarified guidance on what constitutes a troubled debt restructuring to restructurings occurring on or after the beginning of the year in which the proposed clarified guidance is adopted.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its condensed financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

The accompanying notes are an integral part of the financial statements

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $615,228 accumulated through December 31, 2011.  The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company is currently seeking additional capital to allow it to begin its planned operations

NOTE 3 - NOTES PAYABLE

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

Notes Payable

Gross proceeds from notes	$442,000
Less: Loan set-off	(50,000)
Less: Beneficial conversion feature	(302,000)
Add: Amortization of discount	302,000
Less: Beneficial conversion feature	(281,000)

Value of note on December 31, 2011	$111,000

NOTE 4 - NON-CASH TRANSACTIONS

In the third quarter of 2007, the Company sold the mining claim to the holder of its notes payable in exchange for a reduction in the outstanding balance of the notes payable in the amount of $50,000. The Company recorded no gain or loss on this transaction.

The accompanying notes are an integral part of the financial statements

NOTE 5 – INVESTMENT

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

The accompanying notes are an integral part of the financial statements