Form 10-Q
period 2012-03-31
GREENWORLD DEVELOPMENT, INC.
filed 2012-05-15
CIK 1084899

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2012

Commission file no.:  000-26703

GREENWORLD, INC.

(Name of Small Business Issuer in its Charter)

Nevada	98-0206030
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2101 Vista Parkway, Suite 4022
West Palm Beach, FL	33411
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (561) 939-4890

Securities registered under Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
None	None

Securities registered under Section 12(g) of the Act:

Common Stock, $0.0001 par value per share

(Title of class)

Copies of Communications Sent to:

Indicate by Check  whether  the issuer (1) filed all  reports  required  to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the  registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☒ Yes | ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of March 31, 2012, there were 49,990,000 shares of voting stock of the registrant issued  and outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Cash Flows	F-4

Notes to Financial Statements	F-5

Greenworld Development, Inc.
Consolidated Balance Sheet

	March 31, 2012	December 31, 2011

ASSETS
CURRENT ASSETS
Cash	$17,153	$1,212

Total current assets	17,153	1,212
PROPERTY AND EQUIPMENT (NET)	615	798
OTHER ASSETS
Property lease holding	1,134,380	1,103,354
Deferred expenses	735,013	714,910
Other assets	1,250	1,290

Total other assets	1,870,643	1,819,554

Total Assets	$1,888,411	$1,821,564

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$342,577	$315,237
Note payable	128,000	111,000

Total current liabilities	470,577	426,237

Total Liabilities	470,577	426,237

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 50,000,000 and10,000 shares authorized, 0 issued and outstanding	0	0
Common stock, $0.001 and $0.00005 par value, authorized 300,000,000 and 49,990,000 shares; 46,617,120 issued and outstanding	87,241	87,241
Additional paid-in capital	1,901,313	1,901,313
Accumulated comprehensive income (loss)	86,975	22,001
Deficit accumulated during the development stage	(657,695)	(615,228)

Total stockholders’ equity	1,417,834	1,395,327

Total Liabilities and Stockholders’ Equity	$1,888,411	$1,821,564

The accompanying notes are an integral part of the financial statements

Greenworld Development, Inc.
Consolidated Statements of Operations
The Three Months Ended March 31,

	2012	2011

REVENUES	$0	$0

OPERATING EXPENSES:
General and administrative expenses	17,536	60,395
Professional fees	24,731	54,839

Total expenses	42,267	115,234

Interest expense	-0-	7,288

Net income (loss)	(42,267)	(122,522)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	-0-	140,765

Comprehensive income (loss)	$(42,267)	$18,243

Income (loss) per weighted average common share	$(0.00)	$(0.00)

Number of weighted average common shares outstanding	87,241,457	46,617,120

The accompanying notes are an integral part of the financial statements

Greenworld Development, Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31,

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(42,267)	$(122,522)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of beneficial conversion feature discount	107,717	1,961
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable		(137)
(Increase) decrease in deferred expenses	(31,403)	-0-
Increase (decrease) in accounts payable - trade	(8,660)	33,690
Increase (decrease) in accrued interest expense	-0-	5,328

Net cash provided (used) by operating activities	25,387	(81,680)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(31,026)	-0-

Net cash provided (used) by investing activities	(31,026)	-0-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stockholder loan payable	0	0
Proceeds from note payable	17,000	20,000

Net cash provided by financing activities	17,000	20,000

Effects of exchange rates on cash	4,580	49,681

Net increase (decrease) in cash	15,941	(11,999)

CASH, beginning of period	1,212	13,001

CASH, end of period	$17,153	$1,002
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-Cash Financing Activities:
Exchange of assets for reduction in notes payable	$0	$0

The accompanying notes are an integral part of the financial statements

GREENWORLD DEVELOPMENT , INC.
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

On April 30, 2010 we entered into an agreement to acquire 100% of the ownership interests of Greenworld International Resources, Ltd., a company formed under the laws of the Republic of Ireland. Pursuant to this agreement, we issued 30,000,000 shares of our common stock to those owners. This resulted in a change of control to the present controlling shareholders and also resulted in previous management resigning in favor of current management. In conjunction with the agreement, we also undertook a 3-1 forward split of our common stock which became effective on August 20, 2010.

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

In September 2011, we signed a MOU to acquire 76% of W2R Ltd (a UK company) which has the operating license for waste tire disposal on a 3 acre site in Warsop, Nottinghamshire, UK.  The remaining 24% shareholders are the freehold owners of the site.  We have  an option

GREENWORLD DEVELOPMENT , INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to acquire the freehold.  W2R’s current waste transfer and treatment license allows for the processing of 2 million waste tires per annum. We anticipate completing this acquisition in the second quarter 2012, and subject to planning, the company plans to redevelop the site to install a carbon emission neutral (clean tech) waste tyre2energy/tyre2renewable plant, which will be the Company’s first UK Energy Centre.  The Company’s forward mission anticipates to be producing in the UK 80MW within 5 years. There is, however, no guarantee that we will be able to finalize the agreement and commence operations on this project. Furthermore, even if we do commence these operations, there is no assurance that they will be profitable.

On completion of the acquisition (anticipated to be in the second quarter this year) and subject to planning, the company plans to redevelop the site to install a carbon emission neutral (clean tech) waste tyre2energy/tyre2renewable plant, which will be the Company’s first UK Energy Centre.  The Company’s forward mission anticipates to be producing in the UK 80MW within 5 years.

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

GREENWORLD DEVELOPMENT , INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

GREENWORLD DEVELOPMENT , INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The range of estimated useful lives used to calculate depreciation for principal items of property and equipment are as follow:

Asset Category	Depreciation/ Amortization Period
Furniture and Fixture	3 Years
Office equipment	3 Years
Leasehold improvements	5 Years

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

GREENWORLD DEVELOPMENT , INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

GREENWORLD DEVELOPMENT , INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("Topic 740").  Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At March 31, 2012, the Company did not record any liabilities for uncertain tax positions.

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

GREENWORLD DEVELOPMENT , INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

GREENWORLD DEVELOPMENT , INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The three-level hierarchy for fair value measurements is defined as follows:

●	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

●
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable of the asset or liability other than quoted prices, either directly or indirectly including inputs in markets that are not considered to be active;

●	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation for comparative purposes.

Recent Accounting Pronouncements

ASU 2011-05 – Presentation of comprehensive income

ASU 2011-05 was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now requires entities to present all nonowner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements.
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

GREENWORLD DEVELOPMENT , INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

GREENWORLD DEVELOPMENT , INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

GREENWORLD DEVELOPMENT , INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $657,695 accumulated through March 31, 2012.  The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company is currently seeking additional capital to allow it to begin its planned operations

NOTE 3 – INVESTMENT

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

NOTE 4 - NOTES PAYABLE

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

GREENWORLD DEVELOPMENT , INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 29, 2008, the Company and the lender entered into an extension and modification of the two notes, into 1 note with a new maturity of December 31, 2013 and an increase of the principal balance from a combined $200,000 to a total of $400,000.

Notes Payable

Gross proceeds from notes	$482,000
Less: Loan set-off	(73,000)
Less: Beneficial conversion feature	(302,000)
Add: Amortization of discount	302,000
Less: Beneficial conversion feature	(281,000)

Value of note on March 31, 2012	$128,000

NOTE 5 – SUBSEQUENT EVENT

On April 30, 2012 the Company entered into a Binding Framework Agreement with Nature’s Earth Pellets NC, LLC, a Limited Liability Company located in Laurinburg, North Carolina (“NEP”).  Pursuant to the Framework Agreement, the Company will acquire tangible and intangible operating assets owned by NEP, including real property, and all of NEPs’ affiliated companies at its Laurinburg Landing Pellet Plant.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

Overview

The following discussion should be read in conjunction with the Company's unaudited financial  statements and notes thereto.   In connection therewith, and because the Company desires to take advantage of, the "safe harbor" provisions of the Private Securities  Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking  statements in the following discussion  and elsewhere in this report and in any other statement made by, or on its behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information  and which relate to future operations, strategies, financial results or other developments.  Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on the Company's behalf. Without limiting the generality of the foregoing, words such as "may", "anticipate", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. The Company disclaims any obligation to update forward-looking statements.

Since the May 2010 reverse acquisition of Greenworld International Resources, Ltd., (GIR), the Company has been actively developing its activities in green and health technologies. GIR owns 35% of NEC Healthworld (Uganda), Ltd., (NHU), which owns a fully furnished, but not yet producing pharmaceutical manufacturing facility. GIR is actively seeking funding in conjunction with NHU to allow the facility to begin operations. In April 2011, the Company entered into an agreement to acquire 50% of Getting Green Solutions, LLC, (GGS), an entity located in Georgia. The Company is to issue 11,000,000 shares in exchange for the member ship interests in GGS, which owns a patented waste tire to energy technology. GGS is developing a demonstrator plant in Ohio, through a sister company. The 11,000,000 shares were never issued and subsequently, we and GGS determined that the Agreement needed to be modified. As a result, on or about October 1, the Company entered into an Amended and Restated Agreement for the share exchange pursuant to which the Company issued 4,000,000 of its restricted common stock in exchange for a 100% interest in GGS.

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

GDI has been licensed as a carbon emission trader by the German “Umwelt Bundes Amt”and “Gruener Markt” and expect to begin trading in the fourth quarter of 2011.

Business of Greenworld International Resources, Ltd.

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

In September 2011, we signed a MOU to acquire 76% of W2R Ltd (a UK company) which has the operating license for waste tire disposal on a 3 acre site in Warsop, Nottinghamshire, UK.  The remaining 24% shareholders are the freehold owners of the site.  We have  an option to acquire the freehold.  W2R’s current waste transfer and treatment license allows for the processing of 2 million waste tires per annum. We anticipate completing this acquisition in the second quarter 2012, and subject to planning, the company plans to redevelop the site to install a carbon emission neutral (clean tech) waste tyre2energy/tyre2renewable plant, which will be the Company’s first UK Energy Centre.  The Company’s forward mission anticipates to be producing in the UK 80MW within 5 years. There is, however, no guarantee that we will be able to finalize the agreement and commence operations on this project. Furthermore, even if we do commence these operations, there is no assurance that they will be profitable.

On completion of the acquisition (anticipated to be in the second quarter this year) and subject to planning, the company plans to redevelop the site to install a carbon emission neutral (clean tech) waste tyre2energy/tyre2renewable plant, which will be the Company’s first UK Energy Centre.  The Company’s forward mission anticipates to be producing in the UK 80MW within 5 years.

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

Comparison of Operating Results for the Three Months Ended March 31, 2012 to the Three Months Ended March 31, 2011

Revenues

The Company did not generate any revenues from operations for the three months ended March 31, 2012 or 2011. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and cost  increases in services.

Operating Expenses

Operating expenses decreased by $72,967 from $115,234 for the three months ended March 31, 2011 to $42,267 for the three months ended March 31, 2012. The decrease in our net operating expenses is due to decreased general and administrative expenses incurred.

Income and Earnings Per Share

Our net loss decreased by $70,255 from a net loss of $122,522 for the three months ended March 31, 2011 to a net loss of $42,267 for the three months ended March 31, 2012. The decrease in net operating loss is due to decreased general and administrative expenses incurred and professional fees.

Net income per weighted average share was $0.00 for the three months ended March 31, 2012, as compared to $0.0 for the three months ended March 31, 2011.

Assets and Liabilities

Our total assets were $1,188,411 at March 31, 2012 as compared to $1,821,524 at March 31, 2011, an increase of 66,847. These assets are primarily comprised of property lease holdings and deferred expenses.

At March 31, 2012, our total current liabilities were $407,577, as compared to $426,237 at March 31, 2011. Our liabilities are comprised of accounts and notes payable.

Financial Condition, Liquidity and Capital Resources

At March 31, 2012, we had cash and cash equivalents of $17,153 as compared to $1,212 at March 31, 2011.

As of March 31, 2012, we had a working capital deficit of $842,845.

No trends have been identified which would materially increase or decrease our results of operations or liquidity.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES

The Company is not subject to any specific market risk other than that encountered by any other public company related to being publicly traded.

Forward-Looking Statements

This Form 10-Q includes Aforward-looking statements@ within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-Q which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company’s business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances.  However, whether actual results or developments will conform with the Company’s expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.  Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations.  The Company assumes no obligations to update any such forward-looking statements.

ITEM 4T.	CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

The  Company  knows  of no legal  proceedings  to which it is a party or to which any of its  property  is the  subject  which are  pending,  threatened  or contemplated or any unsatisfied judgments against the Company.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	DEFAULTS IN SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the quarter ending March 31, 2011, covered  by  this  report,  to  a  vote  of  the  Company's shareholders, through the solicitation of proxies or otherwise.

ITEM 5.	OTHER INFORMATION

The following persons were appointed as additional directors of the Company effective immediately:

Mark Burkhalter, age 51 is a Senior Strategic Advisor and Independent Consultant in the National Government Affairs practice of McKenna Long & Aldridge LLP. He also leads the firm’s public affairs and economic development initiatives in the United Kingdom. Prior to joining MLA, Speaker Burkhalter spent 18 years in the Georgia General Assembly, representing the Atlanta suburb of North Fulton County. He left office as the Speaker Emeritus, after having served as Speaker of the House and the Speaker Pro Tempore since 2004. From 2003-2004 he served as Administration floor leader for Governor Sonny Perdue. In 2008, Speaker Burkhalter served on the Platform Committee of the Republican National Convention.

Patrick Lynch, age 41, is currently a Senior Vice President and Chief Financial Officer of Interface, Inc., one of the largest designers and maker of carpet tile.  A publicly traded company whose stock is listed on NASDAQ with a trading symbol of IFSIA Mr. Lynch joined Interface in 1996. He was promoted to Senior Vice President in 2007 and it is His responsibilities include accounting, internal audits, SEC and Sarbanes-Oxley compliance, investor relations.  Prior to joining Interface, Patrick previously held the title of Senior Accountant at a national accounting firm providing assurance, tax, financial advisory and consulting services to private and publicly traded businesses.

Elizabeth Hanlon, age 38, is an attorney at the law firm of DeKab & Fulton in Atlanta, Georgia and is counsel to Interface, Inc. Since earning her Juris Doctor from the University of Notre Dame Law School in 2000, she has been engaged in the private practice of law and specialize in corporate and transactional law.

Caitríona H. Heinl, age 32, is a core researcher at the Institute of International and European Affairs, Ireland on the Justice and Home Affairs (JHA), Foreign Policy, European Parliament, Digital Innovation (IP/Internet Regulation) and Law Groups. She has worked with the organisation since 2008. The JHA policy area requires policy analysis on a wide variety of European and international issues, and regular liaising with external experts on relevant issues. Ms. Heinl is admitted as a Solicitor to the roll in the Supreme Court of England & Wales and registered as an Attorney-at-Law in the state of New York.

In addition, the Company established the following committees:

1.            Executive Committee comprising of Leo J. Heinl, Niall Shanahan, Wolfgang Heinl and Sinead Heinl

2.            Investment Committee comprising of  Niall Shanahan, Michael Hanlon and Mark Burkhalter

3.            Audit Committee comprising of Leo J. Heinl, Elizabeth Hanlon and Patrick Lynch

4.            Remuneration/Compensation Committee comprising of Leo J. Heinl, Elizabeth Hanlon and Patrick Lynch

ITEM 6.	EXHIBITS

(a)  The exhibits  required to be filed  herewith by Item 601 of  Regulation S-K, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.	Description

31.1 *	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1 *	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

* Filed herewith

(b) The following sets forth the  Company's  reports on Form 8-K that have been filed during the quarter for which this report is filed:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

      Greenworld Development, Inc.
(Registrant)

Date: May 15, 2012	By:	/s/ Leo Heinl
Leo Heinl
Chief Executive Officer
Chief Financial Officer