Form 10-Q
period 2012-06-30
GREENWORLD DEVELOPMENT, INC.
filed 2012-08-20
CIK 1084899

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2012

Commission file no.:  000-26703

GREENWORLD DEVELOPMENT INC.

(Name of Small Business Issuer in its Charter)

Nevada	98-0206030
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2101 Vista Parkway, Suite 4022
West Palm Beach, FL	33411
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (561) 939-4890

Securities registered under Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
None	None

Securities registered under Section 12(g) of the Act:

Common Stock, $0.0001 par value per share

(Title of class)

Copies of Communications Sent to:

Indicate by Check  whether  the issuer (1) filed all  reports  required  to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the  registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes	☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of June 30, 2012, there were 93,641,454 shares of voting stock of the registrant issued and outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Cash Flows	F-4

Notes to Financial Statements	F-5

Greenworld Development Inc.
Consolidated Balance Sheet

	June 30, 2012	December 31, 2011

ASSETS
CURRENT ASSETS
Cash	$781	$1,212

Total current assets	781	1,212
PROPERTY AND EQUIPMENT (NET)	376	798
OTHER ASSETS
Property lease holding	1,040,672	1,103,354
Deferred expenses	674,295	714,910
Other assets	1,250	1,290

Total other assets	1,716,217	1,819,554

Total Assets	$1,717,374	$1,821,564

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$337,919	$315,237
Note payable	128,000	111,000

Total current liabilities	465,919	426,237

Total Liabilities	465,919	426,237

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 50,000,000 and10,000 shares authorized, 0 issued and outstanding	0	0
Common stock, $0.001 and $0.00005 par value, authorized 300,000,000 and 93,641,454 shares; 87,241,457 issued and outstanding	93,641	87,241
Additional paid-in capital	1,901,313	1,901,313
Accumulated comprehensive income (loss)	(36,790)	(22,001)
Deficit accumulated during the development stage	(706,709)	(615,228)

Total stockholders’ equity	1,251,455	1,395,327

Total Liabilities and Stockholders’ Equity	$1,717,374	$1,821,564

The accompanying notes are an integral part of the financial statements

Greenworld Development Inc.
Consolidated Statements of Operations
The Three Months Ended June 30,

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
REVENUES	$0	$0	$0	$0

OPERATING EXPENSES:
General and administrative expenses	12,774	23,474	30,310	56,926
Professional fees	33,611	4,608	58,342	36,926

Total expenses	46,385	28,082	88,652	93,852

Interest expense	2,829	14,066	2,829	21,354

Net income (loss)	(49,214)	(42,148)	(91,481)	(117,545)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	-0-	(56,863)	-0-	83,902

Comprehensive income (loss)	$(49,214)	$(99,001)	$(91,481)	(31,304)

Income (loss) per weighted average common share	$(0.00	$(0.00)	$(0.00)	(0.00

Number of weighted average common shares outstanding	93,641,454	46,617,120	90,441,455	46,617,120

The accompanying notes are an integral part of the financial statements

Greenworld Development Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30,

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(91,482)	$(117,445)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of beneficial conversion feature discount	-	10,295
Changes in operating assets and liabilities
(Increase) decrease in deferred expenses	40,615	-0-
Increase (decrease) in accounts payable - trade	22,682	55,009
Increase (decrease) in accrued interest expense	-0-	11,058

Net cash provided (used) by operating activities	(28,185	(41,083)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-0-

Net cash provided (used) by investing activities	-	-0-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stockholder loan payable	0	0
Proceeds from note payable	17,000	31,250

Net cash provided by financing activities	17,000	31,250

Effects of exchange rates on cash	10,754	(955)

Net increase (decrease) in cash	(431)	(10,788)

CASH, beginning of period	1,212	13,001

CASH, end of period	$781	$2,213
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-Cash Financing Activities:
Exchange of assets for reduction in notes payable	$0	$0

The accompanying notes are an integral part of the financial statements

GREENWORLD DEVELOPMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company Greenworl Development Inc., (f/k/a Fortress Exploration, Inc.), is a Nevada chartered development stage corporation which conducts business from its headquarters in West Palm Beach, Florida. The Company reincorporated from Delaware in June 2010.

Greenworl Development Inc. was incorporated on December 15, 1997 in Delaware as AlphaCom Corporation. Previously, we were a subsidiary of Lingo Media Inc. ("LMI") (formerly Alpha Communications Inc.) located at 151 Bloor Street West, Suite 890, Toronto, Ontario, M5S 1S4. We changed our name in March 2003 to TVE Corporation and in July 2004 to Echo Resources, Inc. In September 2000, we commenced trading on the Over-The-Counter Bulletin Board under the symbol "AHMC", our symbol was changed to "ALHO" as of March 7, 2003 due to a 1:25 reverse stock split and was later  changed in March 2003 to "TVEO" due to a name change.

In July 2004, the Company affected a forward 2 for 1 stock split by way of a stock dividend, and officially changed its name to Echo Resources, Inc.

In the third quarter 2009 we changed our name to Fortress Exploration, Inc and the Company reincorporated from Delaware to Nevada in June 2010. On June 14, 2010, we changed our name to Greenworl Development Inc.

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

In April 2011, the Company entered into an agreement to acquire 50% of Getting Green Solutions, LLC, (GGS), an entity located in Georgia. The Company was to issue 11,000,000 shares in exchange for the member ship interests in GGS, which develops a waste tire to energy technology. The 11,000,000 shares were never issued and subsequently, we and GGS determined that the Agreement needed to be modified. As a result, on or about October 1, the Company entered into an Amended and Restated Agreement for the share exchange pursuant to which the Company issued 4,000,000 of its restricted common stock in exchange for a 100% interest in GGS.  GGS now functions as the company’s US R&D and business development unit. On April 20, 2012 GGS changed its name to Greenworld USA LLC.

GREENWORLD DEVELOPMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2011, we signed an MOU to acquire 76% of W2R Ltd (a UK company) which has the operating license for waste tire disposal on a 3 acre site in Warsop, Nottinghamshire, UK.  The remaining 24% shareholders are the freehold owners of the site.  We have an option to acquire the freehold.  W2R’s current waste transfer and treatment license allows for the processing of 2 million waste tires per annum. We anticipate completing this acquisition in the third quarter 2012, and subject to planning, the company plans to redevelop the site to install a carbon emission neutral (clean tech) waste tyre2energy/tyre2renewable plant, which will be the Company’s first UK Energy Centre.  The Company anticipates that it will be producing in the UK 80MW within 5 years. There is, however, no guarantee that we will be able to finalize the agreement and commence operations on this project. Furthermore, even if we do commence these operations, there is no assurance that they will be profitable.

In December 2011 GDI entered into a Framework Agreement with Georgia based Green Mountain Management LLC, the owner of a 1522 acre landfill site in Alabama.  Green Mountain’s landfill has a waste transfer license to take in 25,000 tons of waste daily. This Framework Agreement was extended and renewed on June 13, 2012.

The framework agreement contemplates for Greenworld to build, own and operate various waste conversion plants including, but not limited to, waste tires, wood pellets, municipal waste. Subject to planning and financing, and final agreement with Green Mountain, it is anticipated that development work will commence in the fourth quarter 2012.  The Company will either recycle or convert to energy a percentage of the inbound material and produce energy equivalent of 120 MW by 2015. There is, however, no guarantee that we will be able to finalize the agreement and commence operations on this project. Furthermore, even if we do commence these operations, there is no assurance that they will be profitable.

On April 30, 2012 the Company entered into a Binding Framework Agreement with Nature’s Earth Pellets NC, LLC, a Limited Liability Company located in Laurinburg, North Carolina (“NEP”).  Pursuant to the Framework Agreement, the Company will acquire tangible and intangible operating assets owned by NEP, including real property, and all of NEPs’ affiliated companies at its Laurinburg Landing Pellet Plant. The completion date of June 28, 2012 was extended, pending finalization of funding arrangements and is now expected to be finalized in the third quarter 2012.

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

In April 2011, the Company entered into an agreement to acquire 50% of Getting Green Solutions, LLC, (GGS), an entity located in Georgia. The Company was to issue 11,000,000 shares in exchange for the member ship interests in GGS, which owns a patented waste tire to energy technology. GGS is developing a demonstrator plant in Ohio, through a sister company. The 11,000,000 shares were never issued and subsequently, we and GGS determined that the Agreement needed to be modified. As a result, on or about October 1, the Company entered into an Amended and Restated Agreement for the share exchange pursuant to which the Company issued 4,000,000 of its restricted common stock in exchange for a 100% interest in GGS. On April 20, 2012 GGS changed its name to Greenworld USA LLC.

GREENWORLD DEVELOPMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 3, 2011, we issued a total of 22,324,334 shares of our common stock in consideration of Confederated Finance Corporation canceling its debt to the Company in the amount of $401,838. The Shares were issued in reliance upon the exemptions provided by Section 4(2) of the Securities Act of 1933, as amended.

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

GREENWORLD DEVELOPMENT INC.
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

GREENWORLD DEVELOPMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

GREENWORLD DEVELOPMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("Topic 740").  Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At June 30, 2012, the Company did not record any liabilities for uncertain tax positions.

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

GREENWORLD DEVELOPMENT INC.
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

GREENWORLD DEVELOPMENT INC.
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

GREENWORLD DEVELOPMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amendments in ASU 2011-04 do not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement, including the following revisions:

●	The concepts of highest and best use and valuation premise are relevant only for measuring the fair value of nonfinancial assets and do not apply to financial assets and liabilities.

●	An entity should measure the fair value of an equity-classified financial instrument from the perspective of the market participant that holds the instrument as an asset.

●
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

●
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

The amendments to ASC 820, Fair Value Measurement, included in ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, are effective prospectively for public entities for interim and annual periods beginning after December 15, 2011 (that is, the quarter ending June 30, 2012 for calendar-year entities). Early adoption is not permitted for public entities.

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

GREENWORLD DEVELOPMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

GREENWORLD DEVELOPMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $706,709 accumulated through June 30, 2012.  The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company is currently seeking additional capital to allow it to begin its planned operations.

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

GREENWORLD DEVELOPMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 29, 2008, the Company and the lender entered into an extension and modification of the two notes, into 1 note with a new maturity of December 31, 2013 and an increase of the principal balance from a combined $200,000 to a total of $400,000.

Notes Payable

Gross proceeds from notes	$482,000
Less: Loan set-off	(73,000)
Less: Beneficial conversion feature	(302,000)
Add: Amortization of discount	302,000
Less: Beneficial conversion feature	(281,000)

Value of note on June 30, 2012	$128,000

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

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

GDI is acting as intermediary and negotiator for an Irish-American consortium on a construction project in Nairobi, Kenya. If this consortium is successful, GDI will earn a fee of approximately $1.6 million. The Company is also in negotiations with several Indian and European generic pharmaceutical manufacturers to license production at the Uganda facility. There is, however, no assurance that we will be able to either negotiation.

GDI is also acting as intermediary for an Irish company to assist in the implementation and construction of a solar power plant in Bulgaria, funding for which GDI is currently negotiating with UAE/Chinese/Italian suppliers. If successful, GDI will earn a fee of approximately $360,000 and 10% of the equity of the project. GDI is involved with another company in the United Kingdom to develop a waste tire to energy facility. Again, there is, no assurance that we will be able to consummate this transaction.

GDI has been licensed as a carbon emission trader by the German “Umwelt Bundes Amt”and “Gruener Markt” and expect to begin trading in the fourth quarter of 2011.

Business of Greenworld International Resources, Ltd.

Greenworld is dedicated to the global development and improvement of environmental services. It concentrates and is particularly active in developing Waste to Energy projects in the USA, UK and continental Europe.

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

Greenworld is actively associated with certain Wind Energy projects in India, with the hope and expectations of bring lower cost electricity to needy and impoverished regions within the country. Greenworld is currently seeking to raise 5,000,000 Euros, (approximately $6,400,000), for the company’s first joint venture operation in the wind farm power generation sector in India. There is no assurance that the Company will be able to raise this capital, and if we do not, we will  not be able to commence this project.

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

In September 2011, we signed an MOU to acquire 76% of W2R Ltd (a UK company) which has the operating license for waste tire disposal on a 3 acre site in Warsop, Nottinghamshire, UK.  The remaining 24% shareholders are the freehold owners of the site.  We have an option to acquire the freehold.  W2R’s current waste transfer and treatment license allows for the processing of 2 million waste tires per annum. We anticipate completing this acquisition in the third quarter 2012, and subject to planning, the company plans to redevelop the site to install a carbon emission neutral (clean tech) waste tyre2energy/tyre2renewable plant, which will be the Company’s first UK Energy Centre.  The Company’s forward mission anticipates to be producing in the UK 80MW within 5 years. There is, however, no guarantee that we will be able to finalize the agreement and commence operations on this project. Furthermore, even if we do commence these operations, there is no assurance that they will be profitable.

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

The framework agreement contemplates for Greenworld to build, own and operate various waste conversion plants including but not limited to waste tires, wood pellets, and municipal waste. Subject to planning and financing, and final agreement with Green Mountain, it is anticipated that development work will commence in the third quarter 2012.  The Company will either recycle or convert to energy a percentage of the inbound material and produce energy equivalent of 120 MW by 2015. There is, however, no guarantee that we will be able to finalize the agreement and commence operations on this project. Furthermore, even if we do commence these operations, there is no assurance that they will be profitable.

The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing subsequently under the caption "Financial Statements."

Comparison of Operating Results for the Three Months Ended June 30, 2012 to the Three Months Ended June 30, 2011

Revenues

The Company did not generate any revenues from operations for the three months ended June 30, 2012 or 2011.  Accordingly, comparisons with prior periods are not meaningful.  The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and cost increases in services.

Expenses

Operating Expenses for the three months ended June 30, 2012 increased $18,276 from $46,385 for the three months ended June 30, 2012 as compared to $28,082 for the three months ended June 30, 2011.  The primary reason for this increase in our net operating expenses was due to professional fees incurred.  General and administrative expenses for the three months ended June 30, 2012 were $12,774 as compared to $23,474 for the three months ended June 30, 2011, a decrease of approximately $11,200.

Income and Earnings Per Share

Our net loss for the three months ended June 30, 2012 increased by approximately $7,000 to $49,214 as compared to $42,148 for the three months ended June 30, 2011.  Net income per weighted average share was $0.00 for the three months ended June 30, 2012, as compared to $0.00 for the three months ended June 30, 2011.

Comparison of Operating Results for the Six Months Ended June 30, 2012 to the Six Months Ended June 30, 2011

Revenues

The Company did not generate any revenues from operations for the three months ended June 30, 2012 or 2011.  Accordingly, comparisons with prior periods are not meaningful.  The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and cost increases in services.

Expenses

Operating Expenses for the six months ended June 30, 2012 were $88,652 as compared to $93,852 for the six months ended June 30, 2011, a decrease of approximately $5,200.  General and administrative expenses for the six months ended June 30, 2012 were $30,310  as compared to $56,926  for the six months ended June 30, 2011, a decrease of approximately $26,000.

Income and Earnings Per Share

Our net loss for the six months ended June 30, 2012 was $91,481 as compared to $117,545 for the six months ended June 30, 2011.  The primary reason for this decrease was a decrease in interest expenses of approximately $18,500. Net income per weighted average share was $0.00 for the six months ended June 30, 2012, as compared to $0.00 for the six months ended June 30, 2011.

Assets and Liabilities

Our total assets were $1,717,374 at June 30, 2012 as compared to $1,821,524 at December 31, 2011, an decrease of $104,150. These assets are primarily comprised of property lease holdings and deferred expenses.

At June 30, 2012, our total current liabilities were $465,919, as compared to $426,237 at December 31, 2011. Our liabilities are comprised of accounts and notes payable.

Financial Condition, Liquidity and Capital Resources

At June 30, 2012, we had cash and cash equivalents of $781 as compared to $1,212 at December 31, 2011.

As of June 30, 2012, we had a working capital deficit of $1,251,455.

No trends have been identified which would materially increase or decrease our results of operations or liquidity.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES

The Company is not subject to any specific market risk other than that encountered by any other public company related to being publicly traded.

Forward-Looking Statements

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-Q which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company’s business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances.  However, whether actual results or developments will conform with the Company’s expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.  Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations.  The Company assumes no obligations to update any such forward-looking statements.

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

No matter was submitted during the quarter ending June 30, 2012, covered by this report, to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

      Greenworld Development Inc.
(Registrant)

Date: August 20, 2012	By:	/s/ Leo Heinl
Leo Heinl
Chief Executive Officer
Chief Financial Officer