Form 10-Q
period 2012-09-30
GREENWORLD DEVELOPMENT, INC.
filed 2012-11-19
CIK 1084899

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2012

Commission file no.:  000-26703

GREENWORLD DEVELOPMENT INC.

(Name of Small Business Issuer in its Charter)

Nevada	98-0206030
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2101 Vista Parkway, Suite 4022
West Palm Beach, FL	33411
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (561) 939-4890

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Act:

Common Stock, $0.0001 par value per share

(Title of class)

Copies of Communications Sent to:

Indicate by Check  whether  the issuer (1) filed all  reports  required  to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the  registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☒ Yes   ☐ No

Indicate by check mark whether the registrant is an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of September 30, 2012, there were 93,641,454 shares of voting stock of the registrant issued and outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Cash Flows	F-4

Notes to Financial Statements	F-5

Greenworld Development Inc.
Consolidated Balance Sheet

	September 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Cash	$9,225	$1,212
Total current assets	9,225	1,212
PROPERTY AND EQUIPMENT (NET)	199	798
OTHER ASSETS
Property lease holding	1,107,657	1,103,354
Deferred expenses	717,698	714,910
Other assets	1,250	1,290
Total other assets	1,826,605	1,819,554
Total Assets	$1,836,029	$1,821,564
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$374,073	$315,237
Note payable	148,000	111,000
Total current liabilities	522,072	426,237
Total Liabilities	522,072	426,237
STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 50,000,000 and 10,000 shares authorized, 0 issued and outstanding	0	0
Common stock, $0.001 and $0.00005 par value, authorized 300,000,000 and 93,641,454 shares; 87,241,457 issued and outstanding	93,641	87,241
Additional paid-in capital	1,901,313	1,901,313
Accumulated comprehensive income (loss)	50,931	(22,001
Deficit accumulated during the development stage	(731,928)	(615,228
Total stockholders’ equity	1,313,957	1,395,327
Total Liabilities and Stockholders’ Equity	$1,836,029	$1,821,564

The accompanying notes are an integral part of the financial statements

Greenworld Development Inc.
Consolidated Statements of Operations
The Three and Nine Months Ended September 30,

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUES	$0	$0	$0	$0

OPERATING EXPENSES:
General and administrative expenses	16,850	(5,124)	47,160	51,802
Professional fees	3,372	27,298	61,714	66,463

Total expenses	20,222	22,174	108,874	118,265

Interest expense	4,997	22,977	7,826	44,331

Net income (loss)	(25,219)	(45,151)	(116,700)	(162,596)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	-0-	40,313	-0-	124,215

Comprehensive income (loss)	$(25,219)	$(4,838)	$(116,700)	(38,381)

Income (loss) per weighted average common share	$(0.00	$(0.00)	$(0.00)	(0.00

Number of weighted average common shares outstanding	93,641,454	46,617,120	91,508,121	46,617,120

The accompanying notes are an integral part of the financial statements

Greenworld Development Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30,

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(116,700)	$(162,596)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of beneficial conversion feature discount	-	27,173
Changes in operating assets and liabilities
(Increase) decrease in deferred expenses	2,788	-0-
Increase (decrease) in accounts payable - trade	58,836	68,964
Increase (decrease) in accrued interest expense	-0-	17,158

Net cash provided (used) by operating activities	(55,076)	(49,301)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-0-

Net cash provided (used) by investing activities	-	-0-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stockholder loan payable	0	0
Proceeds from note payable	37,000	46,250

Net cash provided by financing activities	37,000	46,250

Effects of exchange rates on cash	26,089	(2,131)

Net increase (decrease) in cash	8,013	(5,182)

CASH, beginning of period	1,212	13,001

CASH, end of period	$9,225	$7,819
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-Cash Financing Activities:
Exchange of assets for reduction in notes payable	$0	$0

The accompanying notes are an integral part of the financial statements

GREENWORLD DEVELOPMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company Greenworld Development Inc., (f/k/a Fortress Exploration, Inc.), is a Nevada chartered development stage corporation which conducts business from its headquarters in Dublin, Ireland. The Company reincorporated from Delaware in June 2010.

Greenworld Development Inc. was incorporated on December 15, 1997 in Delaware as AlphaCom Corporation. Previously, we were a subsidiary of Lingo Media Inc. ("LMI") (formerly Alpha Communications Inc.) located at 151 Bloor Street West, Suite 890, Toronto, Ontario, M5S 1S4. We changed our name in March 2003 to TVE Corporation and in July 2004 to Echo Resources, Inc. In September 2000, we commenced trading on the Over-The-Counter Bulletin Board under the symbol "AHMC", our symbol was changed to "ALHO" as of March 7, 2003 due to a 1:25 reverse stock split and was later  changed in March 2003 to "TVEO" due to a name change.

In July 2004, the Company affected a forward 2 for 1 stock split by way of a stock dividend, and officially changed its name to Echo Resources, Inc.

In the third quarter 2009 we changed our name to Fortress Exploration, Inc and the Company reincorporated from Delaware to Nevada in June 2010. On June 14, 2010, we changed our name to Greenworld Development Inc.

On April 30, 2010 we entered into an agreement to acquire 100% of the ownership interests of Greenworld International Resources, Ltd. (GIR), a company formed under the laws of the Republic of Ireland. Pursuant to this agreement, we issued 30,000,000 shares of our common stock to those owners. This resulted in a change of control to the present controlling shareholders and also resulted in previous management resigning in favor of current management. In conjunction with the agreement, we also undertook a 3-1 forward split of our common stock which became effective on August 20, 2010.

In April 2011, the Company entered into an agreement to acquire 50% of Getting Green Solutions, LLC, (GGS), an entity located in Georgia. The Company was to issue 11,000,000 shares in exchange for the member ship interests in GGS, which develops a waste tire to energy technology. The 11,000,000 shares were never issued and subsequently, we and GGS determined that the Agreement needed to be modified. As a result, on or about October 1, 2011, the Company entered into an Amended and Restated Agreement for the share exchange pursuant to which the Company issued 4,000,000 of its restricted common stock in exchange for a 100% interest in GGS.  GGS now functions as the company’s US R&D and business development unit. On April 20, 2012 GGS changed its name to Greenworld USA LLC.

GREENWORLD DEVELOPMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2011, we signed an MOU to acquire 76% of W2R Ltd (a UK company) which has the operating license for waste tire disposal on a 3 acre site in Warsop, Nottinghamshire, UK.  The remaining 24% shareholders are the freehold owners of the site.  We have an option to acquire the freehold.  W2R’s current waste transfer and treatment license allows for the processing of 2 million waste tires per annum. We anticipate completing this acquisition in the fourth quarter 2012, and subject to planning, the company plans to redevelop the site to install a carbon emission neutral (clean tech) waste tyre2energy/tyre2renewable plant, which will be the Company’s first UK Energy Centre.  The Company anticipates that it will be producing in the UK 80MW within 5 years. We now anticipate completing this acquisition in the fourth quarter of this year, but there is, however, no guarantee that we will be able to finalize the agreement and commence operations on this project. Furthermore, even if we do commence these operations, there is no assurance that they will be profitable.

In December 2011 GDI entered into a Framework Agreement with Georgia based Green Mountain Management LLC, the owner of a 1522 acre landfill site in Alabama The framework agreement has now expired. The company is in ongoing negotiations for an equity funding line of approximately $60 M. Subject to the completion and drawdown of the facility, the company will seek reaffirmation of the terms completed in the framework agreement. There is however no guarantee that we will be able to finalize the funding agreement.

On April 30, 2012 the Company entered into a Binding Framework Agreement with Nature’s Earth Pellets NC, LLC, a Limited Liability Company located in Laurinburg, North Carolina (“NEP”).   This agreement has now expired without any liability on the part of the Company. However, the company remains confident that once the equity funding negotiations are finalized, and drawdown is available, that the company can re-enter and complete acquisitions of US biomass/wood pellet plants.

In September 2012, GIR entered into an agreement with 4 Front Contracts Management Ltd., an active revenue producing Irish incorporated logistics and engineering company to support the logistical and engineering requirements of the project pipeline. We anticipate that GIR will complete this acquisition in the fourth quarter of 2012.

GREENWORLD DEVELOPMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

GREENWORLD DEVELOPMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation Of ASC Topic 740 ("Topic 740").  Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At September 30, 2012, the Company did not record any liabilities for uncertain tax positions.

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

GREENWORLD DEVELOPMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The amendments to ASC 820, Fair Value Measurement, included in ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, are effective prospectively for public entities for interim and annual periods beginning after December 15, 2011 (that is, the quarter ending September 30, 2012 for calendar-year entities). Early adoption is not permitted for public entities

ASU 2011-03 – Reconsideration of effective control for repurchase agreements

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $731,928 accumulated through September 30, 2012.  The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company is currently seeking additional capital to allow it to begin its planned operations

GREENWORLD DEVELOPMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - NOTES PAYABLE

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

Notes Payable

Gross proceeds from notes	$502,000
Less: Loan set-off	(73,000)
Less: Beneficial conversion feature	(302,000)
Add: Amortization of discount	302,000
Less: Beneficial conversion feature	(281,000)

Value of note on September 30, 2012	$148,000

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

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

GIR is in negotiations with several Indian and European generic pharmaceutical manufacturers to license production at the Uganda facility. There is, however, no assurance that we will be successful in either negotiation.

GIR is pursuing various Waste 2 Energy projects in Ireland, the United Kingdom, and Belgium. There is no assurance that we will be able to consummate these transactions.

GDI has been licensed as a carbon emission trader by the German “Umwelt Bundes Amt”and “Gruener Markt”.

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

Greenworld is actively associated with certain Wind Energy projects in India, with the hope and expectations of bringing lower cost electricity to needy and impoverished regions within the country. Greenworld is currently seeking to raise 5,000,000 Euros, (approximately $6,400,000), for the company’s first joint venture operation in the wind farm power generation sector in India. There is no assurance that the Company will be able to raise this capital, and if we do not, we will  not be able to commence this project.

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

In September 2011, we signed an MOU to acquire 76% of W2R Ltd (a UK company) which has the operating license for waste tire disposal on a 3 acre site in Warsop, Nottinghamshire, UK.  The remaining 24% shareholders are the freehold owners of the site.  We have an option to acquire the freehold.  W2R’s current waste transfer and treatment license allows for the processing of 2 million waste tires per annum. We anticipate completing this acquisition in the fourth quarter 2012, and subject to planning, the company plans to redevelop the site to install a carbon emission neutral (clean tech) waste tyre2energy/tyre2renewable plant, which will be the Company’s first UK Energy Centre.  The Company’s forward mission anticipates to be producing in the UK 80MW within 5 years. There is, however, no guarantee that we will be able to finalize the agreement and commence operations on this project. Furthermore, even if we do commence these operations, there is no assurance that they will be profitable.

On completion of the acquisition (anticipated to be in the second quarter this year) and subject to planning, the company plans to redevelop the site to install a carbon emission neutral (clean tech) waste tyre2energy/tyre2renewable plant, which will be the Company’s first UK Energy Centre.  The Company’s forward mission anticipates to be producing in the UK 80MW within 5 years.

In December 2011 GDI entered into a Framework Agreement with Georgia based Green Mountain Management LLC, the owner of a 1522 acre landfill site in Alabama.  . The framework agreement has now expired. The company is in ongoing negotiations for an equity funding line of approximately $60 M. Subject to the completion and drawdown of the facility, the company will seek reaffirmation of the terms completed in the framework agreement. There is however no guarantee that we will be able to finalize the funding agreement.

The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing subsequently under the caption "Financial Statements."

Comparison of Operating Results for the Three Months Ended September 30, 2012 to the Three Months Ended September 30, 2011

Revenues

The Company did not generate any revenues from operations for the three months ended September 30, 2012 or 2011.  Accordingly, comparisons with prior periods are not meaningful.  The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and cost increases in services.

Expenses

Operating Expenses for the three months ended September 30, 2012 decreased $1,952 from $22,174 for the three months ended September 30, 2011 as compared to $20,222 for the three months ended September 30, 2012.  The primary reason for this decrease in our net operating expenses was due to professional fees incurred.  General and administrative expenses for the three months ended September 30, 2012 were $16,850 as compared to $(5,124) for the three months ended September 30, 2011, an increase of approximately $21,974.

Income and Earnings Per Share

Our net loss for the three months ended September 30, 2012 increased by approximately $20,000 to $25,219 as compared to $4,838 for the three months ended September 30, 2011.  Net income per weighted average share was $0.00 for the three months ended September 30, 2012, as compared to $0.00 for the three months ended September 30, 2011.

Comparison of Operating Results for the Nine Months Ended September 30, 2012 to the Nine Months Ended September 30, 2011

Revenues

The Company did not generate any revenues from operations for the three months ended September 30, 2012 or 2011.  Accordingly, comparisons with prior periods are not meaningful.  The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and cost increases in services.

Expenses

Operating Expenses for the nine months ended September 30, 2012 were $108,874 as compared to $118,265 for the nine months ended September 30, 2011, a decrease of approximately $10,600.  General and administrative expenses for the nine months ended September 30, 2012 were $61,714 as compared to $66,463 for the nine months ended September 30, 2011, a decrease of approximately $5,000.

Income and Earnings Per Share

Our net loss for the nine months ended September 30, 2012 was $116,700 as compared to $38,381 for the nine months ended September 30, 2011.  The primary reason for this decrease was a increase in comprehensive income as a result of foreign currency translations. Net income per weighted average share was $0.00 for the nine months ended September 30, 2012, as compared to $0.00 for the nine months ended September 30, 2011.

Assets and Liabilities

Our total assets were $1,836,029 at September 30, 2012 as compared to $1,821,524 at December 31, 2011, an increase of $14,505 These assets are primarily comprised of property lease holdings and deferred expenses.

At September 30, 2012, our total current liabilities were $522,072, as compared to $426,237 at December 31, 2011. Our liabilities are comprised of accounts and notes payable.

Financial Condition, Liquidity and Capital Resources

At September 30, 2012, we had cash and cash equivalents of $9,225 as compared to $1,212 at December 31, 2011.

As of September 30, 2012, we had a working capital deficit of $512,847.

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

No matter was submitted during the quarter ending September 30, 2012, covered by this report, to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

      Greenworld Development Inc.
(Registrant)

Date: November 12, 2012	By:	/s/ Leo Heinl
Leo Heinl
Chief Executive Officer
Chief Financial Officer