Form 10-K
period 2012-12-31
GREENWORLD DEVELOPMENT, INC.
filed 2013-04-16
CIK 1084899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 000-26703

GREENWORLD DEVELOPMENT, INC.

(Exact name of registrant as specified in its charter)

Nevada	000-26703	98-0206030
(State or other jurisdiction of incorporation)	(Commission file number)	(IRS Employer Identification No.)

3107 Stirling Rd. Suite 201 Fort Lauderdale, FL	33312
(Address of principal executive offices)	(Zip Code)

Prior Address:

2101 Vista Parkway, Suite 4022 West Palm Beach FL	33411
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (954) 374-0555

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, Par Value $0.001 Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

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
Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

93,641,454 shares of voting stock of the registrant were issued and outstanding as of February 28, 2013, of which 62,141,454 shares were held by non-affiliates. The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing bid price of its Common Stock as reported on the OTC Bulletin Board on March 3, 2013 was US$745,697.

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

In the third quarter 2009 we changed our name to Fortress Exploration, Inc and the Company reincorporated from Delaware to Nevada in June 2010. On June 14, 2010, we changed our name to Greenworld Development, Inc and on September 22, 2011 our trading symbol became “GREW”.

On April 30, 2010 we entered into an agreement to acquire 100% of the ownership interests of Greenworld International Resources, Ltd., a company formed under the laws of the Republic of Ireland. Pursuant to this agreement, we issued 10,000,000 shares of our common stock to those owners. This resulted in a change of control to the present controlling shareholders and also resulted in previous management resigning in favor of current management. In conjunction with the agreement, we also undertook a 3-1 forward split of our common stock, which became effective on August 20, 2010.  As a result of that split, the shares issued in the above referenced transaction became 30,000,000 shares.

On October 3, 2011 Confederate Finance Corporation agreed to cancel its debt in the amount of $401,838 in exchange of issuing 22,324,334 shares.

Unless the context indicates otherwise, references hereinafter to the "Company", "we", "us" or "Greenworld" include Greenworld Development, Inc., a Nevada corporation. Our principal place of business is 3107 Stirling Road, Suite 201, Ft. Lauderdale , FL 33312, , and our telephone number at that address is (954) 374-0555.

(b) Business of the Company

Since the May 2010 reverse acquisition of Greenworld International Resources, Ltd., (“GIR”), the Company has been actively developing its activities in green and health technologies. GIR owns 30% of NEC Healthworld (Uganda), Ltd., (NHU), which leases a fully furnished, but not yet producing pharmaceutical manufacturing facility. GIR is actively seeking funding in conjunction with NHU to allow the facility to begin operations.

In 2012, the Company recorded a loss of $1,830,189, which represents the Company’s share of loss on its investment in NHU. The loss resulted largely from NHU’s decision to write-down certain assets, predominantly a property leasehold interest and deferred changes, in light of current market and economic conditions in Uganda, and management’s assessment of recoverability of its investment in these assets. The loss reduced the Company’s investment in NHU to zero.

In April 2011, the Company entered into an agreement to acquire 50% of Getting Green Solutions, LLC, (GGS), an entity located in Georgia. The Company was to issue 11,000,000 shares in exchange for the membership interests in GGS, which develops a waste tire to energy technology. The 11,000,000 shares were never issued and subsequently, we and GGS determined that the Agreement needed to be modified. As a result, on or about October 1, the Company entered into an Amended and Restated Agreement for the share exchange pursuant to which the Company issued 4,000,000 of its restricted common stock in exchange for a 100% interest in GGS.  GGS now functions as the company’s US R&D and business development unit.

In the second half of 2011, the Company decided to focus on Waste 2 Energy, Waste 2 Renewable, and Biomass developments (build/own/operate). As a consequence, Greenworld will divest itself of all other activities as and when suitable terms are agreed with buyers.

On December 21, 2011 Greenworld signed a Framework Option Agreement with Green Mountain Management LLC, to build and operate waste tire recycling and wood pellet manufacturing plants on their 1522 acre landfill site in Alabama. Due to on-going funding restrictions the framework agreement has now expired.

On April 30, 2012 the Company entered into a Binding Framework Agreement with Nature’s Earth Pellets NC LLC in North Carolina. This agreement has now expired without any liability on the part of the company.

However, the Company remains confident that once the equity funding negotiations are finalized, and drawdown is available, that the company can acquire US biomass/wood pellet plants to supply European Power Stations.

The Company is in on-going negotiations for an equity funding line of approximately $60 million. There is however no guarantee that we are able to finalize the funding agreement.

Business of Greenworld International Resources, Ltd. (its 100% subsidiary) “GIR”

Greenworld’s original vision was dedicated to the global development and improvement of environmental and health services. It concentrates and is particularly active and aggressive in projects in Africa, the Middle East and Southeast Asia, generally in developing third-world countries where the needs far exceed the currently available resources.

GIR, through its ownership interest in a joint venture, has the rights to a sub-lease of a pharmaceutical manufacturing plant in Uganda where it is in the process of completing the government awarded license to manufacture medical products, principally for consumption in sub-Sahara Africa. The expectation is that such  products will have a significantly lower cost basis, therefore have a significantly lower end user cost, reducing the cost of health care in sub-Sahara Africa, along with providing greater access to needed health care products in the region. It is also hoped that products manufactured locally (within the region) will have more rapid acceptance and approval by other governments within the region. Greenworld and its partners are currently negotiating an agreement with a third party pharmaceutical company to operate the existing manufacturing facility upon receipt of the government license to manufacture such products under a royalty structure, or alternatively to sell the facility. The negotiations are ongoing.

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

GIR is now focused on the development (build/own/operate) of economic biomass conversion technologies as well as technologies related to the sustainable production of environmentally friendly power generation, specifically from waste.

In September 2011 GIR signed an MOU to acquire 76% of Waste 2 Renewable Ltd (W2R), a UK waste tire company, with an existing waste tire transfer permission of 2 million tires per annum. As the Company reported in its 8-K filed with the SEC on February 20, 2013, which 8-K is hereby incorporated by reference, in January 2013, GIR signed the Share Purchase Agreement to acquire 76% of Waste 2 Renewable Ltd., in consideration of GBP£100,000 cash, i.e. equivalent to approximately $166,000 at the exchange rate at that time and 3,126,000 ordinary shares of GDI’s common stock. Completion of this acquisition is anticipated to take place in the second quarter 2013. The acquisition is contingent upon funding negotiations being completed.

W2R is a Corporation organized under the Laws of England & Wales. GDI further acquired the option to purchase the land associated with the waste transfer license which grosses 2.5 acres.

W2R, in January 2013, signed an Memorendum of Understanding (MOU) with Green Momentum Ltd. to supply its products as feedstock for an 8MW/h electricity plant. GIR and W2R are currently negotiating with Green Momentum to acquire equity in the Power Plant. It is anticipated that negotiations will successfully conclude in Q3 2013.

As the Company reported in its 8-K filed with the SEC on February 20, 2013, which 8-K is hereby incorporated by reference, in January 2013, GIR entered into an agreement to acquire 100% of 4Front Contracts Management Ltd., a revenue producing business focused on logistics, project, and asset and contracts management with a team of experienced engineers, able to deliver large CAPEX projects, to facilitate ‘in house’ services.  Completion of the Share Purchase Agreement is scheduled for the second quarter 2013, in consideration of €400,000 and 4,500,000 ordinary shares of GDI’s common stock, subject to funding being available. 4Front is a corporation organized under the laws of the Republic of Ireland and has historical revenues of approximately €1,500,000

Since 2011, GIR has spent considerable effort to research into proven, cost efficient, and reliable green technologies in the waste gasification/pyrolysis sector and into anaerobic digestion systems.

The Company in its risk assessment decided to opt for the development of small scale waste-to-energy plants (up to 10MW/h) designed for variant feedstock input and in a ‘closed loop’ supply the local biomass farming community with industrial power requirements.

The Company has developed a European project pipeline that covers pyrolysis and anaerobic investments in Ireland, United Kingdom, Belgium, Germany, and Poland. The identified pyrolysis is focused on waste tire and municipal waste as feedstock for electricity production. Anaerobic digestion technology will use industrial or agricultural food and sludge waste for gasification and energy/electricity production to be consumed by local industries or as feed in to natural grids.

The European Union and its Member States encourage and subsidize small-scale waste-to-energy investors with cash and employment grants.

The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing subsequently under the caption "Financial Statements."

Employees

As of December 31, 2012 we did not have any compensated employees. We anticipate hiring employees over the next twelve months if we are successful in implementing our plan of operations. Presently, the Company does not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, the Company may adopt such plans in the future.

Governmental Regulations

European projects are subject to stringent environmental control and waste permits. All projects are therefore subject to local environmental bylaws which differ within EU Member States.

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

Risk Factors

You should consider each of the following risk factors and any other information set forth in this Form 10-K and the other Company's reports filed with the Securities and Exchange Commission  ("SEC"), including the Company's financial statements and related notes, in evaluating the Company's business and prospects. The risks and uncertainties described below are not the only ones that impact on the Company’s operations and business. Additional risks and uncertainties not presently known to the Company, or that the Company currently considers immaterial, may also impair its business or operations. If any of the following risks actually occur, the Company's business and financial condition, results or prospects could be harmed.

RISKS ASSOCIATED WITH THE COMPANY'S PROSPECTIVE BUSINESS AND OPERATIONS

The Company lacks meaningful operating history and will require substantial capital if it is to be successful.

The Company has a very limited operating history upon which an evaluation of its future success or failure can be made. In fact, it was only recently that the Company took steps in a plan to engage in the acquisition of Waste2Renewable, Waste2Energy and Biomass Plants in the UK, Continental Europe and in various locations in the US.  Greenworld is in on-going framework discussions for the acquisition/development of plants in Europe.. There is no assurance that the Company will be able to close on any acquisition.  The Company's ability to achieve and maintain profitability and positive cash flow over time will be dependent upon, among other things, its ability to (i) identify opportunities within the scope of our expected range of operations, (ii) raise the necessary  capital to develop such opportunities, and (iii) raise the necessary  capital to operate during this period. At this stage in the Company's development, it cannot be predicted how much financing will be required to accomplish its objectives.

The Company may not be able to raise the additional capital necessary to execute its business strategy which could result in curtailment of operations.

The Company needs to raise funds in order to initiate any business plan and cover operating deficits for the foreseeable future. The Company presently does not have any revenues, nor does  it anticipate operating income in the near future. No assurances can be given that the Company will be able to obtain the necessary funding to remain in operation. The inability to raise additional  funds will have a material adverse effect on the Company's business, plan of operation and prospects.

The Company's success is dependent upon a limited number of people.

We believe our success depends on the continued service of our key executives. Although we currently intend to retain our existing management, we cannot assure such individuals will remain with us. We have no employment agreements with any individuals. The unexpected loss of the services of one or more of our key executives, directors, or advisors, or our inability to find suitable replacements within a reasonable period of time following any such loss, could have a material adverse effect on our ability to execute our business plan and, therefore, have a material adverse effect on our financial condition and results of operations.

Our financial condition raises substantial doubt about our ability to continue as a going concern.

We have an accumulated deficit of $2,981,208 as of December 31, 2012, and our auditor has issued a going concern opinion. This means that there is substantial doubt whether we can continue as an ongoing business. We will need substantial financing to conduct our planned activities with no present financing source identified; if we fail to obtain sufficient financing, we will be unable to pursue our business plan or our business operations will have to be curtailed or terminated, in which case you will lose part or all of your investment in our common stock.

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

Occurrence of Events for Which We Are Not Insured May Affect Our Cash Flow and Overall Profitability

The Company does not maintain insurance policies to protect against certain risks related to our operations because of the high premiums associated with insuring those risks. In other cases, insurance may not be available for certain risks. However in October 2011 the Company subscribed to a D&O policy.  The Company does not maintain insurance policies against political risk. The occurrence of events for which the Company is not insured may affect our cash flow and overall profitability. However, once projects are activated, they and the company will have the appropriate risk insurance under the laws of the country of operation.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, and other applicable securities rules and regulations. Compliance with these rules and regulations increases our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company,” as defined in the Jumpstart our Business Startups Act, or the JOBS Act. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants who will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

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

In addition, our Articles of Incorporation authorizes the issuance of up to 50,000,000 shares of Preferred Stock with such rights and preferences determined from time to time by our Board of Directors.  As of the date of this Report, none of our Preferred Stock is currently issued or outstanding. Our Board of Directors may, without stockholder approval, issue additional Preferred Stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our Common Stock.

Item 2.	Description of Property

The Company's current mailing address is 3107 Stirling Road, Suite 201, Ft. Lauderdale , FL 33312. GDI has offices at No. 1 Main Street, Blessington, County Wicklow, Ireland, The Penthouse Suite, 134-135 Lower Baggot Street, Dublin 2, Ireland and Capital Expert Group, Willhoop 7, 1st Floor, 22453 Hamburg, Germany. We pay no rent for the use of the address or facilities as these offices are provided by other businesses of our shareholders. We believe that the foregoing space is adequate to meet our current needs and anticipate opening additional operating offices during the next twelve (12) months if we are able to execute our business plan.

Item 3.	Legal Proceedings

There are no material legal proceedings to which we (or any of our officers and directors in their capacities as such) are a party or to which our property is subject and no such material proceedings are known by our management to be contemplated.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

a) Market Information.

Our common stock, par value $0.001 per share (the "Common Stock"), is traded on the OTC Bulletin Board market under the symbol "GREW". Our common stock is traded sporadically and no established liquid trading market currently exists therefore.

The following table represents the range of the high and low price for our Common Stock on the OTC Bulletin Board for each fiscal quarter for the last two fiscal years ending December 31, 2012, and 2011, respectively. These Quotations represent prices between dealers, may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

Year 2011	High	Low

First Quarter	0.25	0.18
Second Quarter	0.26	0.10
Third Quarter	0.20	0.04
Fourth Quarter	0.15	0.05

Year 2012	High	Low

First Quarter	.07	.04
Second Quarter	.14	.02
Third Quarter	.08	.03
Fourth Quarter	.06	.01

(b)  Holders.  As of March 31, 2013, there were approximately two hundred fifty (250) holders of record of our common stock.

(c)  Dividend Policy. We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

(d)  Equity Compensation Plans. We have not authorized any compensation plans (including individual compensation arrangements) under which our equity securities have been authorized for issuance as of the end of the most recently completed fiscal year ended December 31, 2012.

Recent Sales of Unregistered Securities.

The Company had no unregistered sales of its securities for the year ended December 31, 2012. The Company, however, did issue 4,000,000 shares to its board of directors as compensation for board pay and 2,400,000 shares to a consultant for professional services. See Item 9B.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company has been actively developing its activities in green and health technologies. GIR owns 30% of NEC Healthworld (Uganda), Ltd., (NHU), which leases a fully furnished, but not yet producing pharmaceutical manufacturing facility. GIR is presently in discussions to divest its interests. In April 2011, the Company entered into an agreement to acquire 50% of Getting Green Solutions, LLC, (GGS), an entity located in Georgia. The Company was to issue 11,000,000 shares in exchange for the member ship interests in GGS, which develops a waste tire to energy technology. GGS was developing a demonstrator plant in Ohio, through a sister company. The 11,000,000 shares were never issued and subsequently, we and GGS determined that the Agreement needed to be modified. As a result, on or about October 1, the Company entered into an Amended and Restated Agreement for the share exchange pursuant to which the Company issued 4,000,000 of its restricted common stock in exchange for a 100% interest in GGS.

As the Company reported in its 8-K filed with the SEC on February 20, 2013, which 8-K is hereby incorporated by reference, in 2013 GDI signed a Share Purchase Agreement to acquire 76% of W2R Ltd (a UK company) which has the operating license for waste tire disposal on a 3 acre site in Warsop, Nottinghamshire, UK.  The remaining 24% shareholders are the freehold owners of the site.  GDI has an option to acquire the freehold.  W2R’s current waste transfer and treatment license allows for the processing of 2 million waste tires per annum. We anticipate completing this acquisition in the second quarter 2013, and subject to planning, the company plans to redevelop the site to install a carbon emission neutral (clean tech) waste tyre2energy/tyre2renewable plant, which will be the Company’s first UK Energy Centre.  The Company’s forward mission anticipates to be producing in the UK 80MW within 5 years. There is, however, no guarantee that we will be able to finalize the agreement which is subject to a funding credit line being available and commence operations on this project. Furthermore, even if we do commence these operations, there is no assurance that they will be profitable.
In December 2011 GDI entered into a Framework Agreement with Georgia based Green Mountain Management LLC, the owner of a 1522 acre landfill site in Alabama.  Green Mountain’s landfill has the authority to take in 25,000 tons of waste monthly. This agreement is now subject to reaffirmation.

On April 30, 2012 GDI entered into a Binding Framework Agreement with Natures Earth Pellets NC LLC. This agreement has now expired without any liability on the part of the company.

As the Company reported in its 8-K filed with the SEC on February 20, 2013, which 8-K is hereby incorporated by reference, in January 2013 GIR signed a Share Purchase Agreement to purchase 100% of 4Front Contracts Management Ltd., (an Irish company) a revenue active business, focused on logistics, project asset and contract management to facilitate ‘in house services’ for the development of the Company’s projects, which otherwise would need to be outsourced to expensive third parties. This Share Purchase Agreement is contingent upon finalising the funding credit/equity line.

Results of Operations

Revenues

There is no historical financial information about the Company upon which to base an evaluation of our performance. The Company did not generate any revenues from operations for the twelve months ended December 31, 2012 or 2011. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the decision and implementation of a new business plan.

Operating Expense

Operating expenses increased by $346,315 from $172,131 for the year ended December 31, 2011 to $518,446 for the year ended December 31, 2012. The increase in our operating expenses is due to a increase in general and administrative expenses primarily for stock compensation paid to our directors.

Interest Expense

Interest expense for the years ended December 31, 2012 and 2011 was $135,847 and $87,603 The increase in our interest expense is due to interest costs recognized in relation to the beneficial conversion feature in the convertible note payable.

Net Loss

Our net operating loss for the year ended December 31, 2012 was $2,484,482 as compared to a net loss of $259,734 for the year ended December 31, 2011. The increase in net loss is due to the equity loss recognized for our share of  investee company losses and stock compensation paid to our directors.

Other expense:

The Company’s 2012 operations include a loss of $1,830,189, which represents the Company’s share of loss on its investment in NEC Healthworld. The loss resulted largely from NEC Healthworld’s decision to write-down certain assets, predominantly a property leasehold interest and deferred charges, in light of current market and economic conditions in Uganda, and management’s assessment of recoverability of its investment in these assets. The loss reduced the Company’s investment in NEC Healthworld to zero.

As of December 31, 2012, our accumulated deficit was $2,981,208.

Financial Condition, Liquidity and Capital Resources

At December 31, 2012, we had cash and cash equivalents of $58 and our working capital was presently ($479,663). There can be no assurance that our financial condition will improve. We expect to continue to have minimal working capital or a working capital deficit as a result of our current liabilities.

The Company is in on-going negotiations for an equity funding line of approximately $60 million. There is however no guarantee that we are able to finalize the funding agreement.
No trends have been identified which would materially increase or decrease our results of operations or liquidity.

Going Concern Consideration

We have suffered recurring losses from operations and are in need of additional financing. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing or, in the alternative, affect a merger or acquisition. Our continuation as a going concern depends upon our ability to generate sufficient cash flow to conduct our operations and our ability to obtain additional sources of capital and financing.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have a stockholders deficit of $528,957 at December 31, 2012 and net losses of $2,484,482 for the year ended December 31, 2012. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Our financial statements have been audited to the extent indicated for the two years ended December 31, 2012 and 2011, and have been prepared in accordance with U.S. generally accepted accounting principles and pursuant to Regulation S-X as promulgated by the Securities and Exchange Commission and are included herein, on Page F-1 hereof.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

As the Company reported in its 8-K filed with the SEC on February 27, 2013, which 8-K is hereby incorporated by reference, the Company changed its independent registered public accounting firm from Hamilton PC to Mallah Furman. As reported, there was no disagreement with the prior independent registered public accounting firm.

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

Based upon that evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.

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

We conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  The Company’s internal controls over financial reporting was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c)  Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

On January 3,2012, the Registrant’s Board of Directors approved a resolution for the issuance of the following shares of the Registrant’s restricted stock for the consideration listed.

NAME	NUMBER OF SHARES/CONSIDERATION FOR ISSUANCE

Elizabeth Hanlon	1,000,000	Board appointment and in lieu of salary valued at $60,000.
Patrick Lynch	1,000,000	Board appointment and in lieu of salary valued at $60,000
Joseph Burkhalter	1,000,000	Board appointment and in lieu of salary valued at $60,000
Caitriona Heinl	1,000,000	Board appointment and in lieu of salary valued at $60,000
Barry Hendon	2,400,000	Consultancy and in lieu of salary valued at $144,000.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name	Age	Position(s) with Company

Leo J. Heinl	60	Chief Executive Officer, President, Director
Niall Shanahan	45	Mergers & Acquisitions, Vice President, Director
Timothy Kinnett	61	Director, Technical
Mark Burkhalter	52	Non-Executive Director
Patrick Lynch	42	Non-Executive Director
Caitriona Heinl	33	Non-Executive Director
Elizabeth Hanlon	39	Non-Executive Director

On March 11, 2013 Ms. Elizabeth Hanlon resigned and Mr. Burkhalter was appointed in her stead.

Business Experience

Mr. Leo J. Heinl is the President and CEO of Greenworld. He received his law degree from Ludwig Maxmillians University in Munich, Germany in 1978. He is admitted to practice law as a Rechtsanwalt, Registered European Lawyer, with offices in London, England and Hamburg, Germany. He has been the Managing Director of BVE Bundesverband Deutscher Emissios-hauser, e.V. since 2004; Chairman of Law Partners Solicitors Limited in London, England since 2001 and he has been a member of the boards of directors of various companies in Great Britain and Ireland since 1997.

He has published numerous articles in a variety of media on financial services topics since 1984. He is co-editor of “Allfinanz 200," 1992 - a comprehensive handbook on the financial services industry in Germany. He is the author of “Property acquisition abroad” - 2nd edition 1999 and “Property acquisition in Spain” - 3rd edition 2000.

He has been a guest lecturer at various conferences since 2002.

Niall Shanahan, Vice President and Director of Mergers & Acquisitions, is founder and current Chief Executive Officer of 4Front Group.  4Front Project Management is a client representative multi-disciplinary firm specializing in acting for clients with asset management and consolidation projects.

Timothy W. Kinnett has over 22 years’ experience in the recycling industry adding the unique combination of professional experience as engineer, manager, executive and entrepreneur. He has held positions with such industry leaders as PSC, Metals Management and ProTrade Steel. Most recently, Tim founded Getting Green Solutions, LLC in order to fulfill his desire to solve the world’s landfill problems one waste stream at a time.  Getting Green has found innovative, green and profitable solutions to the scrap tire and muniwaste streams and is developing similar solutions to other waste streams.  Tim obtained his BIE and MBA from Cleveland State University.

Mark Burkhalter is a Senior Strategic Advisor and Independent Consultant in the National Government Affairs practice of McKenna Long & Aldridge LLP. He also leads the firm’s public affairs and economic development initiatives in the United Kingdom.

Prior to joining MLA, Speaker Burkhalter spent 18 years in the Georgia General Assembly, representing the Atlanta suburb of North Fulton County. He left office as the Speaker Emeritus, after having served as Speaker of the House and the Speaker Pro Tempore since 2004, a position to which he was elected with the bipartisan support of his colleagues. From 2003-2004 he served as Administration floor leader for Governor Sonny Perdue.

Speaker Burkhalter was first elected to the Georgia State Legislature at 31. He played a major and substantive role in developing and helping to pass several pieces of legislation to benefit the economic growth and development of the greater metropolitan Atlanta area. He was also the first Republican to author Georgia’s budget since reconstruction.

In 2008, Speaker Burkhalter served on the Platform Committee of the Republican National Convention and was a leader for Governor Mitt Romney's Presidential campaign in Georgia. His political career also included serving on the legislative staff to U.S. Representative Newt Gingrich in Washington, DC.

Speaker Burkhalter has earned many accolades, including being named twice by Jamesmagazine as the “most influential politician in Georgia” and named by GeorgiaTrendmagazine as one of the “100 Most Influential Georgians.”

Parallel to his service in government, Speaker Burkhalter built a successful career in real estate development.

Speaker Burkhalter earned his Bachelor of Arts in Global Studies/Political Science from the University of Georgia, and Bachelor of Arts in German and Slavic Languages from the University of Georgia.

Patrick Lynch joined Interface in 1996 and was promoted to Assistant Corporate Controller in 1998. In 2000, Patrick became assistant Vice President and Corporate Controller, and was promoted to Vice President and Chief Financial Officer in 2001. He was promoted to Senior Vice President in 2007. Prior to joining Interface, Patrick previously held the title of Senior Accountant at a national accounting firm providing assurance, tax, financial advisory and consulting services to private and publicly traded businesses.

A CPA by training, Patrick possesses a unique strategic vision and expertise in financial matters. With responsibilities for accounting, internal audits, SEC and Sarbanes-Oxley compliance, investor relations, commercial & investment banking, tax, and insurance, Patrick also gives credit to his team as a major force behind the growth of Interface.

Patrick’s undergraduate work was completed at The Citadel in Charleston, where he graduated cum laude earning a Bachelor of Science Degree in Business Administration in 1992. He then graduated from Georgia State University in Atlanta, simultaneously earning both a Juris Doctor Degree in Law and a Master of Business Administration Degree in 1998.

Caitríona Heinl is a core researcher at the Institute of International and European Affairs on the Justice, Lawyers, European Parliament and Foreign Policy groups. The Justice and Home Affairs (JHA) policy area requires research and policy analysis on a wide variety of European and international issues, and regular liaising with external experts on relevant issues. It includes European and international criminal justice, fundamental rights, data privacy and data protection, police and judicial cooperation, crime prevention and the fight against organised crime, counterterrorism, security and cyber issues. Caitríona is also responsible for the IIEA Justice Steering Committee, which holds briefings on a monthly basis.

She is currently co-editing an IIEA publication on European Criminal Justice with Eugene Regan SC (former Senator April 2007-August 2011).

Caitríona was the legal researcher and IIEA-based project manager for an 18-month study on behalf of the European Commission Directorate General Justice Liberty and Security. The team produced a confidential report on non-legislative measures to prevent the distribution of violent radical content on the Internet including a transferability analysis of methods applied in the 27 EU Member States to prevent the dissemination of illegal content through the Internet.

Caitríona was also a key member of a European Parliament funded project, providing key information to Irish citizens on the work of the European Parliament and legislative procedures.

Caitríona has been admitted as a Solicitor to the roll in the Supreme Court of England & Wales having trained in criminal litigation, civil litigation, commercial & residential property and commercial law. She is also a registered New York State Bar Attorney at Law.

She earned her MPhil in International Relations from the University of Cambridge specialising in security studies, international law, international economics, international trade and European integration. She studied commerce and law at University College Dublin and the Leopold Franzens University of Innsbruck graduating from BBLS (European) with First Class Honours.

Compensation of Directors

Our directors receive no cash compensation for service as a director, but each non-executive director became entitled to 1 million restricted ordinary shares.

Terms of Office

Our directors are appointed for two-year terms to hold office until the next annual general meeting of the holders of our Common Stock or until removed from office in accordance with our by-laws. Our officers are appointed by our board of directors and hold office until removed by our board of directors.

Board Committees

As of the date of this Report, we do not have committees of our Board of Directors.  We will establish committees upon execution of our business plan.

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

Code of Ethics

In March 2004, we adopted a Code of Ethics that meets the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. We will provide to any person without charge, upon request, a copy of such Code of Ethics. Persons wishing to make such a request should contact Leo Heinl, Chief Executive Officer, 3107 Stirling Road, Suite 201, Ft. Lauderdale, FL 33312 (954) 374-0555.

Conflicts of Interest

None of our officers will devote more than a portion of his time to our affairs. There will be occasions when the time requirements of our business conflict with the demands of the officers other business and investment activities. Such conflicts may require that we attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to us

Our officers, directors and principal shareholders may actively negotiate for the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction, if any. In the event that such a transaction occurs, it is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by our officers, directors and principal shareholders made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to members of our management to acquire their shares creates a conflict of interest for them and may compromise their state law fiduciary duties to our other shareholders. In making any such sale, members of Company management may consider their own personal pecuniary benefit rather than the best interests of the Company and the Company's other shareholders, and the other shareholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by members of Company management.

It is not currently anticipated that any salary, consulting fee, or finder’s fee shall be paid to any of our directors or executive officers, or to any other affiliate of us except as described under Executive Compensation below.

Item 11.	Executive Compensation

The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, during the fiscal year ended December 31, 2012 and 2011 to the Company's President and highest paid executive officers. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years.

SUMMARY COMPENSATION TABLE

			Annual Compensation		Long Term Compensation			Payouts
				Other	Restricted	Securities		All
Name and				Annual	Stock	Underlying	LTIP	Other
Principal Position	Year	Salary	Bonus	Compensation	Awards	Options/SARs	Payouts	Comp.

Leo Heinl	2012	$0	0	0	0	0	0	0
	2011	$0	0	0	2,400,000	0	0	0
Niall Shanahan	2012	$0	0	0	0	0	0	0
	2011	$0	0	0	2,400,000	0	0	0
Tim Kinnett	2012 2011	$0	0	0	1,250,000	0	0	0
Mark Burkhalter	2012	$0	0	0	1,000,000	0	0	0
Patrick Lynch	2012	$0	0	0	1,000,000	0	0	0
Caitriona Heinl	2012	$0	0	0	1,000,000	0	0	0
Elizabeth Hanlon	2012	$0	0	0	1,000,000	0	0	0

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

Stock Option and Stock Appreciation Rights.

We do not currently have a Stock Option or Stock Appreciation Rights Plan. No stock options or stock appreciation rights were awarded during the fiscal year ended December 31, 2012 or the period ending on the date of this Report.

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

The following table sets forth, as of December 31, 2012, information with respect to the beneficial ownership of our common stock by (i) persons known by us to beneficially own more than five percent of the outstanding shares, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group.

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

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) Investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 31, 2013. As of March 31, 2013, there were 93,641,454 shares of our common stock issued and outstanding.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2012 with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance, aggregated as follows: (i) all compensation plans previously approved by security holders; and (ii) all compensation plans not previously approved by security Holders:

None.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we are a party during the past two years, or in any proposed transaction to which the Company is proposed to be a party:

(A)	Any director or officer;

(B)	Any proposed nominee for election as a director;

(C)	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

(D)	Any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary.

Item 14.	Principal Accounting Fees and Services.

	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2012	$12,000	none	none	none
2011	$8,000	none	none	none

We have no formal audit committee. However, our entire Board of Directors (the "Board") is our defacto audit committee. In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and us that might bear on the auditors' independence as required by the independence standards promulgated by the Public Company Accounting Oversight Board.

It is the policy of our Board of Directors that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our Board. Our Board of Directors pre-approved all services, audit and non-audit, provided for 2012 and 2011.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

*(a)(1)           The following financial statements are included in this Form 10-K for the period ended December 31, 2012.

1.	Independent Auditor’s Reports

2.	Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011

3.	Consolidated Statements of Comprehensive Loss for the years ended December 31, 2011 and 2012

4.	Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2005 to December 31, 2012

5.	Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011

6.	Notes to Consolidated Financial Statements

(a)(2)           All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

(a)(3)           The following exhibits are either filed as part of this report or are incorporated herein by reference:

Exhibit No.	Description
*31.1	Section 302 Certification of Principal Executive Officer.
*32.1	Section 906 Certification of Principal Executive Officer.

*    Included herein

(b) Reports on Form 8-K

8K filed May 15, 2012

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Greenworld Development, Inc.

(Registrant)

Date: April 16, 2013	By:	/s/ Leo Heinl
Leo Heinl, President and Director

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Leo Heinl	CEO, President & Director	April 16, 2013

/s/ Niall Shanahan	Vice President & Director	April 16, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Greenworld Development, Inc

We have audited the accompanying balance sheets of Greenworld Development, Inc., as of December 31, 2011, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenworld Development, Inc.. as of December 31, 2011, and the results of its operations and its cash flows for the year ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Greenworld Development, Inc. and Subsidiaries will continue as a going concern. As discussed in Note 2 to the financial statements, Greenworld Development, Inc. suffered losses from operations and had a working capital deficit at December 31, 2012, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mallah Furman.

Mallah Furman

Fort Lauderdale, Florida
April 16, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Greenworld Development, Inc
( f/n/a Fortress Exploration, Inc.)
West Palm Beach, Florida

We have audited the accompanying balance sheets of Greenworld Development, Inc., as of December 31, 2011, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenworld Development, Inc.. as of December 31, 2011, and the results of its operations and its cash flows for the year ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Greenworld Development, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Greenworld Development, Inc. suffered losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hamilton, PC

/s/ Hamilton, PC

Denver, Colorado
April 11, 2012

Greenworld Development, Inc. and Subsidiaries (A Development Stage Entity) Consolidated Balance Sheets

	December 31,	December 31,
	2012	2011
ASSETS

CURRENT ASSETS:
Cash	$58	$1,212
Total Current Assets	58	1,212
PROPERTY AND EQUIPMENT, net	-	798
OTHER ASSETS:
Ownership interest in investee company	-	1,818,264
Other assets	40	1,290
Total Other Assets	40	1,819,554

TOTAL ASSETS	$98	$1,821,564

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$74,679	$-
Accounts payable - related parties	318,528	315,237
Accrued interest payable	12,126
Derivative Liability	74,388	-
Total Current Liabilities	479,721	315,237
LONG-TERM LIABILITIES:
Note payable, net	49,334	111,000
TOTAL LIABILITIES	529,055	426,237

STOCKHOLDERS' (DEFICIT) EQUITY
Preferred stock, $.0001 par value; 50,000,000 shares authorized,
0 shares issued and outstanding at December 31, 2012 and
December 31, 2011	-	-
Common stock, $.00005 par value; 300,000,000 shares authorized,
93,641,454 and 87,241,454 shares issued and outstanding
at December 31, 2012 and 2011, respectively	4,682	4,362
Additional paid in capital	2,515,872	1,984,192
Accumulated other comprehensive loss	(68,303)	(96,501)
Deficit accumulated during the development stage	(2,981,208)	(496,726)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(528,957)	1,395,327
TOTAL LIABILITIES & STOCKHOLDERS (DEFICIT) EQUITY	$98	$1,821,564

See accompanying notes to the consolidating financial statements

Greenworld Development, Inc. and Subsidiaries
(A Development Stage Entity)
Consolidated Statements of Comprehensive Loss
For the Years Ended December 31,

	Year Ended	Year Ended	December 15, 1997
	December 31,	December 31,	(Date of Inception)
	2012	2011	to December 31, 2012

Revenue	$-	$-	$-

Operating expenses:
General and administrative expenses	423,842	88,955	578,528
Professional fees	94,604	83,176	243,304

Total operating expenses	518,446	172,131	821,832

Loss from operations	(518,446)	(172,131)	(821,832)

Other expense:
Interest expense	(135,847)	(87,603)	(329,187)
Proportionate share in loss of investee company	(1,830,189)	-	(1,830,189)

Total other expenses	(1,966,036)	(87,603)	(2,159,376)

Net loss	(2,484,482)	(259,734)	(2,981,208)

Other comprehensive income (loss):
Currency translation adjustments	28,198	(17,691)	(68,303)

Total comprehensive loss	$(2,456,284)	$(277,425)	$(3,049,511)

Basic and diluted loss per share	$(0.03)	$0.00

Basic and diluted weighted average number of shares outstanding	90,411,868	66,929,289

See accompanying notes to the consolidating financial statements

Greenworld Development, Inc. and Subsidiaries (A Development Stage Entity) Consolidated Statements of Stockholders’ Equity (Deficit)

				Deficit
				Accumulated	Accumulated
			Additional	During The	Other	Total
	Number of	Common	Paid-In	Development	Comprehensive	Stockholders'
	Shares	Stock	Capital	Stage	Income (Loss)	Equity (Deficit)
BEGINNING BALANCE, January 1, 2005	16,617,230	$831	$415,256	$(292,280)	$-	$123,807

Net loss		-	-	(187,537)	-	(187,537)

BALANCE, December 31, 2005	16,617,230	831	415,256	(479,817)	-	(63,730)
Beneficial Conversion Feature Discount	-	-	-	15,000	-	15,000
Net loss	-	-	-	(79,450)	-	(79,450)

BALANCE, December 31, 2006	16,617,230	831	415,256	(544,267)	-	(128,180)
Beneficial Conversion Feature Discount		-	-	59,609	-	59,609
Net loss		-	-	(78,730)	-	(78,730)

BALANCE, December 31, 2007	16,617,230	831	415,256	(563,388)	-	(147,301)
Beneficial Conversion Feature Discount		-	-	35,001	-	35,001
Net loss		-	-	(91,093)	-	(91,093)

BALANCE, December 31, 2008	16,617,230	831	415,256	(619,480)	-	(203,393)
Beneficial Conversion Feature Discount		-	-	50,000	-	50,000
Net loss		-	-	(117,331)	-	(117,331)

BALANCE, December 31, 2009	16,617,230	831	415,256	(686,811)	-	(270,724)
Reverse acquisition	30,000,000	1,500	1,161,789	634,391	-	1,797,680
Foreign currency translation adjustment					(78,810)	(78,810)
Beneficial Conversion Feature Discount		-	-	35,000	-	35,000
Net loss		-	-	(219,572)	-	(219,572)

BALANCE, December 31, 2010	46,617,230	2,331	1,577,045	(236,992)	(78,810)	1,263,574

Shares issued to settle debt and accrued interest expense	22,324,224	1,116	400,722	-	-	401,838
Stock issued for non-employee compensation	14,300,000	715	6,585	-	-	7,300
Stock issued for acquisition	4,000,000	200	(160)	-	-	40
Foreign currency translation adjustment				-	(17,691)	(17,691)
Net loss		-	-	(259,734)	-	(259,734)

BALANCE, December 31, 2011	87,241,454	4,362	1,984,192	(496,726)	(96,501)	1,395,327

Stock issued for non-employee compensation	6,400,000	320	383,680	-	-	384,000
Foreign currency translation adjustment		-	-	-	28,198	28,198
Beneficial conversion feature on convertible note			148,000			148,000
Net loss		-	-	(2,484,482)	-	(2,484,482)
BALANCE, December 31, 2012	93,641,454	$4,682	$2,515,872	$(2,981,208)	$(68,303)	$(528,957)

See accompanying notes to the consolidating financial statements

Greenworld Development, Inc. and Subsidiaries (A Development Stage Entity) Consolidated Statements of Cash Flows For the Years Ended December 31,

	Year Ended	Year Ended	December 15, 1997
	December 31,	December 31,	(Date of Inception)
	2012	2011	to December 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,484,482)	$(259,734)	$(2,981,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	798	-	1,421
Stock issued for compensation	384,000	7,300	391,300
Amortization of loan discount	49,334	-	208,944
Proportionate share in loss of investee company	1,830,189		1,830,189
Changes in operating assets and liabilities:
Other assets	1,250	-	(40)
Accounts payable and accrued liabilities	74,679	73,389	74,679
Accounts payable - related parties	3,291		318,528
Derivative liability	74,388		74,388
Accrued interest payable	12,126	-	12,126
Net cash used in operating activities	(54,427)	(179,045)	(69,673)

CASH FLOWS FROM INVESTING ACTIVITIES:
Ownership interest in investee company	(11,925)	51,750	(98,850)
Purchase of property and equipment	-	(798)	(1,421)
Net cash provided by (used in) investing activities	(11,925)	50,952	(100,271)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	37,000	116,304	238,305
Net cash provided by financing activities	37,000	116,304	238,305

Effects of exchange rate on cash	28,198	-	(68,303)

NET INCREASE (DECREASE) IN CASH	(1,154)	(11,789)	58
CASH, BEGINNING OF PERIOD	1,212	13,001	-
CASH, END OF PERIOD	$58	$1,212	58

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid during the period	$-	$-	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
AND INVESTING TRANSACTIONS:
Conversion of notes payable and accrued interest to common stock	$-	$401,838	$401,838
Stock issued for acquisitions	$-	$40	$1,797,720

See accompanying notes to the consolidating financial statements

GREENWORLD DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – COMPANY BACKGROUND AND NATURE OF BUSINESS

Greenworld Development Inc. (“the Company”) is a development stage entity and is primarly engaged in the development and operation of waste to energy and waste to renewable project opportunities situated within the European Union member states.

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

In April 2011, the Company entered into an agreement to acquire 50% of Getting Green Solutions, LLC, (GGS), an entity located in Georgia. The Company was to issue 11,000,000 shares in exchange for the member ship interests in GGS, which develops a waste tire to energy technology. The 11,000,000 shares were never issued and subsequently, we and GGS determined that the Agreement needed to be modified. As a result, on or about October 1, 2011, the Company entered into an Amended and Restated Agreement for the share exchange pursuant to which the Company issued 4,000,000 of its restricted common stock in exchange for a 100% interest in GGS.  GGS now functions as the company’s US Research & Development and business development unit. On April 20, 2012 GGS changed its name to Greenworld USA LLC.

In September 2011, we signed an MOU to acquire 76% of W2R Ltd (a UK company) which has the operating license for waste tire disposal on a 3 acre site in Warsop, Nottinghamshire, UK.  The remaining 24% shareholders are the freehold owners of the site.  We have an option to acquire the freehold.  W2R’s current waste transfer and treatment license allows for the processing of 2 million waste tires per annum. We anticipate completing this acquisition in the 2013, and subject to planning, the company plans to redevelop the site to install a carbon emission neutral (clean tech) waste tyre2energy/tyre2renewable plant, which will be the Company’s first UK Energy Centre.  The Company anticipates that it will be producing in the UK 80MW within 5 years. We now anticipate completing this acquisition in 2013, but there is, however, no guarantee that we will be able to finalize the agreement and commence operations on this project. Furthermore, even if we do commence these operations, there is no assurance that they will be profitable.

GREENWORLD DEVELOPMENT INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2012, GIR entered into an agreement with 4 Front Contracts Management Ltd., an active revenue producing Irish incorporated logistics and engineering company to support the logistical and engineering requirements of the project pipeline. We anticipate that GIR will complete this acquisition in the fourth quarter of 2012.

As the Company reported in its 8-K filed with the SEC on February 20, 2013, which 8-K is hereby incorporated by reference, in January 2013, GIR entered into an agreement to acquire 100% of 4Front Contracts Management Ltd., a revenue producing business focused on logistics, project, and asset and contracts management with a team of experienced engineers, able to deliver large CAPEX projects, to facilitate ‘in house’ services.  Completion of the Share Purchase Agreement is scheduled for the second quarter 2013, in consideration of €400,000 ($664,000) and 4,500,000 ordinary shares of GDI’s common stock, subject to funding being available. 4Front is a corporation organized under the laws of the Republic of Ireland and has historical revenues of approximately €1,500,000($2,490,000).

Note 2.  GOING CONCERN CONSIDERATION

The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2012, we had an accumulated deficit of $2,981,208 and a working capital deficit of $479,663. During the year ended December 31, 2012, we incurred a net loss of $2,484,482. We had no significant revenues or earnings from operations.  We will in all likelihood continue to sustain operating expenses without corresponding revenues. This may result in us incurring a net operating loss, which will increase continuously unless and until we can achieve meaningful revenues.

These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.  In this regard, management is planning to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional capital.

The Company's ability to meet its obligations and continue as a going concern is dependent upon its ability to obtain additional financing, and achievement of profitable operations. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure financing when needed or to obtain such financing on terms satisfactory to the Company, if at all.

GREENWORLD DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.  Significant accounting policies are as follows:

Principles of Consolidation

All inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the consolidated financial statements are issued, and (iii) the reported amount of expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of consolidated financial statements; accordingly, actual results could differ from these estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period presentation for comparative purposes, principally a reclassification of the assets held by the NEC Healthworld joint venture from other assets to an investment account representing our ownership interest in NEC Healthworld, which has been reported as ownership interest in investee company on the accompanying consolidated balance sheets.  See Note 7.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of a year or less to be cash equivalents.  Cash equivalents include cash on hand and cash in the bank.

Property and Equipment

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the assets using principally the straight-line method. When items are retired or otherwise disposed of income is charged or credited for the difference between net book value and proceeds realized thereon.  Ordinary maintenance and repairs are charged to expense as incurred, and replacements and betterments are capitalized.

The range of estimated useful lives used to calculate depreciation for principal items of property and equipment are as follows:

Asset Category	Depreciation/ Amortization Period
Furniture and Fixture	3 Years
Leasehold improvements	5 Years

Depreciation expense was $758 and $0 in 2012 and 2011, respectively.

GREENWORLD DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY)
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

The Company adopted the provisions of ASC Topic 740; "Accounting For Uncertainty In Income Taxes-An Interpretation of ASC Topic 740 ("Topic 740").  Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At December 31, 2012 the Company did not record any liabilities for uncertain tax positions.  The tax years 2008-2012 are subject to examination by tax authorities.

The Company has deferred tax assets of $1,050,101 that are considered remote as to realization, and therefore the deferred tax assets have been fully reserved at December 31, 2012. The deferred tax assets arise from temporary differences in book versus tax treatment of certain items, principally net operating loss carry forwards. See Note 8.

Concentration of Credit Risk

The Company maintains its operating cash balances in banks in West Palm Beach, Florida.  The Federal Depository Insurance Corporation (FDIC) insures accounts at each institution up to $250,000.

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

Convertible Debt

Convertible debt is accounted for under ASC 470, Debt -Debt with Conversion and Other Options. The Company records a beneficial conversion feature ("BCF") related to the issuance of convertible debt that have conversion features at fixed or adjustable rates that are in-the-money when issued and records the fair value of warrants issued with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, which are credited to paid-in-capital. The Company  calculates  the  fair value of warrants issued with the convertible instruments using the Black-Scholes valuation method, using the same assumptions used for valuing employee options for purposes of following  ASC  Topic 718, Share Based  Payment, except that the contractual life of the warrant is used. Under these guidelines, the Company allocates the value of the proceeds received from a convertible debt transaction between the conversion feature and any other detachable instruments (such as warrants) on a relative fair value basis. The allocated fair value is recorded as a debt discount or premium and is amortized over the expected term of the convertible debt to interest expense. For a conversion price change of a convertible debt issue, the additional intrinsic value of the debt conversion feature, calculated as the number of additional shares issuable due to a conversion price change multiplied by the previous conversion price, is recorded as additional debt discount and amortized over the remaining life of the debt.

Accounting for Joint Ventures

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee company. Under the equity method of accounting, an investee company’s accounts are not reflected within the Company’s Consolidated Balance Sheets and; Statements of Comprehensive Loss; however, the Company’s share of the earnings or losses of the investee company is reflected in the caption Proportionate share in loss of investee company, in the Consolidated Statements of Operations. The Company’s carrying

GREENWORLD DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

value in an equity method investee company is reflected in the caption ‘‘Ownership interest in Investee company’’ in the Company’s Consolidated Balance Sheets.

When the Company’s carrying value in an equity method investee company is reduced to zero, no further losses are recorded in the Company’s consolidated financial statements unless the Company guaranteed obligations of the Investee company or has committed additional funding. When the investee company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized, because this would have reduced the investment below zero.

Recent Accounting Pronouncements

On January 31, 2013, the FASB issued ASU 2013-5, Parents Accounting for Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. Under ASU 2013-5, when: (1) a parent sells an investment in a foreign entity and ceases to have a controlling interest in that foreign entity or a foreign subsidiary disposes of substantially all of its assets or (2) control of a foreign entity is obtained in which it held an equity interest before the acquisition date, the cumulative translation adjustment should be released into net income. ASU 2013-5 is effective prospectively for annual and interim periods beginning January 1, 2014, but early adoption is permitted. The Company does not expect that the adoption of this standard will affect the Company’s results of operations or financial position.

On February 5, 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires disclosure either on the face of the income statement or in the notes to the financial statements of significant amounts reclassified out of accumulated other comprehensive income in their entirety. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. ASU 2013-02 is effective prospectively for annual and interim periods beginning January 1, 2013. The Company will adopt ASU 2013-02 for the quarter ending March 31, 2013. ASU 2013-02 affects financial statement disclosure only and its adoption will not affect the Company’s results of operations or financial position.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its condensed financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4 - NOTES PAYABLE

In September 2004, Fortress issued a convertible promissory note to allow advances up to $100,000.  As of December 31, 2005, $100,000 had been advanced to the company. The note bore seven percent interest, was convertible at the lender's option at $2 per share, and was payable in one year. The lender agreed to a third extension of the maturity date for an additional year, to September 2008. The note was discounted for its beneficial conversion feature, which was amortized over the life of the note.

The lender issued a second note in 2012 in the amount of $100,000, with essentially the same terms as its first note. The second note was discounted for its beneficial conversion feature, and the discount was amortized over the note term.

On December 29, 2008, the Company and the lender entered into an extension and modification of the two notes into one note with a new maturity of December 31, 2013 and an increase of the principal balance from a combined $200,000 to a total of $400,000.

On October 3, 2011, the Company issued a total of 22,324,334 shares of its common stock in consideration of the lender canceling its debt to the Company in the amount of $401,838. The Shares were issued in reliance upon the exemptions provided by Section 4(2) of the Securities Act of 1933, as amended

GREENWORLD DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2010, the Company entered into a convertible promissory note with another lender. The note bears interest at 10% per annum and payable at the time the note is converted or paid in full. The note is convertible at any time prior to maturity into the Company’s common stock. The note was discounted fully for its beneficial conversion feature which will be amortized using the effective interest method over the term of the note and recorded as interest expense in the Company's financial statements.  The Company also recorded a derivative liability for the conversion feature of the note, which will be adjusted to its fair value at each reporting period.

The following table summarizes the Company’s convertible notes as of December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Gross proceeds from notes	$148,000	$442,000
Less: Loan set-off	-0-	(50,000)
Less: Beneficial conversion feature	-0-	(302,000)
Add: Amortization of discount	49,334	302,000
Less: Beneficial conversion feature	(148,000)	(281,000)
Value of note	$49,334	$111,000

NOTE 5 - COMMON STOCK AND STOCKHOLDER’S EQUITY

On January 3,2012, the Registrant’s Board of Directors approved a resolution for the issuance of the following shares of the Registrant’s restricted stock for the consideration listed.

NAME	NUMBER OF SHARES/CONSIDERATION FOR ISSUANCE

Elizabeth Hanlon	1,000,000	Board appointment and in lieu of salary valued at $60,000.
Patrick Lynch	1,000,000	Board appointment and in lieu of salary valued at $60,000
Joseph Burkhalter	1,000,000	Board appointment and in lieu of salary valued at $60,000
Caitriona Heinl	1,000,000	Board appointment and in lieu of salary valued at $60,000
Barry Hendon	2,400,000	Consultancy and in lieu of salary valued at $144,000.

Note 6 - RELATED PARTY TRANSACTIONS

Accounts payable – related party consisted of amounts payable to Europa, a company related through common ownership, arising from professional services and travel costs incurred on behalf of the Company by management and directors.  Amounts payable to Europa were $318,528 and $315,237 at December 31, 2012 and 2011, respectively.  Total expenses incurred by the Company for services rendered by Europa and its principals was $63,963 and $86,244 for the years ended December 31, 2012 and 2011 respectively.

NOTE 7 - OWNERSHIP INTEREST IN INVESTEE COMPANY

The Company had a 30% interest in NEC Healthworld Pharmaceuticals (NEC Healthworld), a manufacturer of pharmaceutical products located in the Republic of Uganda, which was accounted for on the equity method of accounting. The Company’s 2012 operations include a charge of $1,830,189, which represents the Company’s share of loss on its investment in NEC Healthworld. The loss resulted largely from NEC Healthworld’s decision to write-down certain assets, predominantly a property leasehold interest and deferred charges, in light of current market and economic conditions in Uganda, and management’s assessment of recoverability of its investment in these assets. The loss reduced the Company’s investment in NEC Healthworld to zero and, as a consequence, the Company’s future financial results will not be affected by NEC Healthworld’s ongoing operations. The Company has no obligation to fund future operating losses of NEC Healthworld.

GREENWORLD DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial data for NEC Healthworld has not been presented because the investee entity has had no operations for several years and there was no results of operations for 2012 and 2011.

NOTE 8 - INCOME TAXES

The actual income tax expense for 2012 and 2011 differs from the statutory tax expense for the year (computed by applying the U.S. federal corporate tax rate of 34.4% to income before provision for income taxes) as follows:

	2012	Effective Tax Rate	2011		Effective Tax Rate
Federal taxes at statuatory rate	$(1,013,611)	34.4%		$(95,434)	34.4%
State income taxes, net of federal tax benefit	$(36,490)	3.6%		$(9,987)	3.6%
Change in valuation allowance	$(1,050,101)	38.0%		$(105,421)	38.0%
Total	$--	0.0%	$	---	0.0%

The following table represents the tax effects of significant items that give rise to deferred taxes as of December 31, 2012 and 2011:

	2012		2011
Deferred tax asset:
Net operating loss carryforward		$1,013,611	$209,178

Less: Valuation allowance		$(1,013,611)	$(209,178)
Net deferred tax asset	$	---	$--

NOTE 9 - SUBSEQUENT EVENTS

In September 2012, GIR entered into an agreement with 4 Front Contracts Management Ltd., an active revenue producing Irish incorporated logistics and engineering company to support the logistical and engineering requirements of the project pipeline. We anticipate that GIR will complete this acquisition in the first six months of 2013.

The Agreement was between the Registrant and Hugh Daly and Niall Shanahan, who own 100% of 4Front Contracts Management Ltd.  Pursuant to that Agreement, the Registrant will issue 4,500,000 of its common stock in exchange for 100% of ownership interest in 4Front and pay €400,000 which payment is contingent upon the Registrant completing a capital raise of no less than $10,000,000.  4Front is a corporation organized under the laws of the Republic of Ireland and it is business its project management with a team of experienced engineers providing the necessary skill base for the management role of the Company’s pipeline.  4Fronts has historical annual revenues of approximately €1,500,000.

On December 21, 2012, the Registrant, through its wholly owned subsidiary, Greenworld International Resources, LTD, entered into a Share Exchange Agreement for the purchase of 76% of Waste 2 Renewable Limited (“W2R”).  That Agreement was between the Registrant and its shareholders to wit: Alex Robert Graham Matthias, David John Collett, Philip Anthony Boaler, Michael Kenneth Gordon, Richard Malcolm Lindley, Simon James Barnes and James Frederick Finlay Campbell.  In exchange for their interest in W2R the Registrant has agreed to issue 3,126,400 shares of its restricted common stock and pay GB £100,000 which payment is contingent upon the Registrant completing a capital raise of no less than $10,000,000.  W2R is a corporation organized under the laws of England & Wales and holds the waste management license of waste tires for the Warsop, Nottinghamshire Waste Plant.  In addition, the Registrant acquired the option to purchase the land associated with that location which grosses 2.5 acres. The transaction is anticipated to close in the first