Form 10-K/A
period 2012-12-31
GREENWORLD DEVELOPMENT, INC.
filed 2013-05-01
CIK 1084899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Greenworld Development, Inc. is filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the U.S. Securities and Exchange Commission on April 16, 2013 to correct typographical errors in the 2012 report of independent registered public accounting firm. The original report for year ended December 31, 2012 referenced the year ended December 31, 2011 in error. In addition, some grammatical changes were made that had no effect on the annual report but were corrected for presentation purposes.

We have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1 and 32.1, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibit  (a) (1).

PART I

Item 1.	Description of Business

The following discussion should be read in conjunction with the Company's audited financial statements and notes. In connection with, and because the Company desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on its behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments.  Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on the Company's behalf. Without limiting the generality of the foregoing, words such as "may", "anticipate", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. The Company disclaims any obligation to update forward-looking statements.

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

W2R, in January 2013, signed an Memorandum of Understanding (MOU) with Green Momentum Ltd. to supply its products as feedstock for an 8MW/h electricity plant. GIR and W2R are currently negotiating with Green Momentum to acquire equity in the Power Plant. It is anticipated that negotiations will successfully conclude in Q3 2013.

As the Company reported in its 8-K filed with the SEC on February 20, 2013, which 8-K is hereby incorporated by reference, in January 2013, GIR entered into an agreement to acquire 100% of 4Front Contracts Management Ltd., a revenue producing business focused on logistics, project, and asset and contracts management with a team of experienced engineers, able to deliver large CAPEX projects, to facilitate ‘in house’ services.  Completion of the Share Purchase Agreement is scheduled for the second quarter 2013, in consideration of $664,000 and 4,500,000 ordinary shares of GDI’s common stock, subject to funding being available. 4Front is a corporation organized under the laws of the Republic of Ireland and has historical revenues of approximately $2,490,000.

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

"Penny stock" rules may make buying or selling the common stock difficult and severely limit their market and liquidity. Trading in the Company's common stock is subject to certain regulations adopted by the SEC commonly known as the "Penny Stock Rules". The Company's common stock qualifies as penny stock and is covered by Section 15(g) of the Securities and Exchange Act of 1934, as amended (the "1934 Act"), which imposes additional sales practice  requirements on broker/dealers who sell the  Company's common stock in the market. The "Penny Stock" rules govern how broker/dealers can deal with their clients and "penny stock".  For sales of the Company's common stock, the broker/dealer must make a special suitability determination and receive from clients a written agreement prior to making a sale. The additional burdens imposed upon broker/dealers by the "penny stock" rules may discourage broker/dealers from effecting transactions in the Company's common stock, which could severely limit its market price and liquidity. This could prevent investors from reselling Greenworld common stock and may cause the price of the common stock to decline.

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

a) Market Information.

Our common stock, par value $0.00005 per share (the "Common Stock"), is traded on the OTC Bulletin Board market under the symbol "GREW". Our common stock is traded sporadically and no established liquid trading market currently exists therefore.

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

Net Loss

Our net loss for the year ended December 31, 2012 was $2,484,482 as compared to a net loss of $259,734 for the year ended December 31, 2011. The increase in net loss is due to the equity loss recognized for our share of  investee company losses and stock compensation paid to our directors.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

*(a)(1)           The following financial statements are included in this Form 10-K for the period ended December 31, 2012.

1.	Independent Auditor’s Reports

2.	Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011

3.	Consolidated Statements of Comprehensive Loss for the years ended December 31, 2012 and 2011

4.	Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2005 to December 31, 2012

5.	Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011

6.	Notes to Consolidated Financial Statements

(a)(2)           All financial statement schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related notes.

(a)(3)           The following exhibits are either filed as part of this report or are incorporated herein by reference:

Exhibit No.	Description
*31.1	Section 302 Certification of Chief Executive Officer and Chief Financial Officer
*32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer.

*    Included herein

(b) Reports on Form 8-K

8K filed May 15, 2012

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Greenworld Development, Inc.

(Registrant)

Date: April 30, 2013	By:	/s/ Leo Heinl
Leo Heinl, President and Director

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Leo Heinl	CEO, President & Director	April 30, 2013

/s/ Niall Shanahan	Vice President & Director	April 30, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Greenworld Development, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Greenworld Development, Inc. and Subsidiaries (A Development Stage Entity), as of December 31, 2012, and the related consolidated statements of comprehensive loss, stockholders’ equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Greenworld Development, Inc. and Subsidiaries. as of December 31, 2012, and the consolidated results of its operations and its consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company suffered recurring losses from operations and had a working capital deficit at December 31, 2012, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mallah Furman.

Fort Lauderdale, Florida
April 16, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Greenworld Development, Inc
( f/n/a Fortress Exploration, Inc.)
West Palm Beach, Florida

We have audited the accompanying balance sheet of Greenworld Development, Inc., as of December 31, 2011, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenworld Development, Inc.. as of December 31, 2011, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

Hamilton, PC

/s/ Hamilton, PC

Denver, Colorado
April 11, 2012

Greenworld Development, Inc. and Subsidiaries (A Development Stage Entity) Consolidated Balance Sheets

	December 31,	December 31,
	2012	2011
ASSETS

CURRENT ASSETS:
Cash	$58	$1,212
Total Current Assets	58	1,212
PROPERTY AND EQUIPMENT, net	-	798
OTHER ASSETS:
Ownership interest in investee company	-	1,818,264
Other assets	40	1,290
Total Other Assets	40	1,819,554

TOTAL ASSETS	$98	$1,821,564

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$74,679	$-
Accounts payable - related parties	318,528	315,237
Accrued interest payable	12,126
Derivative Liability	74,388	-
Total Current Liabilities	479,721	315,237
LONG-TERM LIABILITIES:
Note payable, net	49,334	111,000
TOTAL LIABILITIES	529,055	426,237

STOCKHOLDERS' (DEFICIT) EQUITY
Preferred stock, $.0001 par value; 50,000,000 shares authorized,
0 shares issued and outstanding at December 31, 2012 and 2011, respectively	-	-
Common stock, $.00005 par value; 300,000,000 shares authorized,
93,641,454 and 87,241,454 shares issued and outstanding
at December 31, 2012 and 2011, respectively	4,682	4,362
Additional paid in capital	2,515,872	1,984,192
Accumulated other comprehensive loss	(68,303)	(96,501)
Deficit accumulated during the development stage	(2,981,208)	(496,726)
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(528,957)	1,395,327
TOTAL LIABILITIES AND STOCKHOLDERS (DEFICIT) EQUITY	$98	$1,821,564

See accompanying notes to the consolidating financial statements

Greenworld Development, Inc. and Subsidiaries
(A Development Stage Entity)
Consolidated Statements of Comprehensive Loss

	Year Ended	Year Ended	December 15, 1997
	December 31,	December 31,	(Date of Inception)
	2012	2011	to December 31, 2012

Revenue	$-	$-	$-

Operating expenses:
General and administrative expenses	423,842	88,955	578,528
Professional fees	94,604	83,176	243,304

Total operating expenses	518,446	172,131	821,832

Loss from operations	(518,446)	(172,131)	(821,832)

Other expense:
Interest expense, including amortization of discount on note payable of $49,334 and $0, respectively	(135,847)	(87,603)	(329,187)
Proportionate share in loss of investee company	(1,830,189)	-	(1,830,189)

Total other expenses	(1,966,036)	(87,603)	(2,159,376)

Net loss	(2,484,482)	(259,734)	(2,981,208)

Other comprehensive income (loss):
Currency translation adjustments	28,198	(17,691)	(68,303)

Total comprehensive loss	$(2,456,284)	$(277,425)	$(3,049,511)

Basic and diluted loss per share	$(0.03)	$0.00

Basic and diluted weighted average number of shares outstanding	90,411,868	66,929,289

See accompanying notes to the consolidating financial statements

Greenworld Development, Inc. and Subsidiaries (A Development Stage Entity) Consolidated Statements of Stockholders’ Equity (Deficit)

				Deficit
				Accumulated	Accumulated
			Additional	During The	Other	Total
	Number of	Common	Paid-In	Development	Comprehensive	Stockholders'
	Shares	Stock	Capital	Stage	Income (Loss)	Equity (Deficit)
BEGINNING BALANCE, January 1, 2005	16,617,230	$831	$415,256	$(292,280)	$-	$123,807

Net loss		-	-	(187,537)	-	(187,537)

BALANCE, December 31, 2005	16,617,230	831	415,256	(479,817)	-	(63,730)
Beneficial Conversion Feature Discount	-	-	-	15,000	-	15,000
Net loss	-	-	-	(79,450)	-	(79,450)

BALANCE, December 31, 2006	16,617,230	831	415,256	(544,267)	-	(128,180)
Beneficial Conversion Feature Discount		-	-	59,609	-	59,609
Net loss		-	-	(78,730)	-	(78,730)

BALANCE, December 31, 2007	16,617,230	831	415,256	(563,388)	-	(147,301)
Beneficial Conversion Feature Discount		-	-	35,001	-	35,001
Net loss		-	-	(91,093)	-	(91,093)

BALANCE, December 31, 2008	16,617,230	831	415,256	(619,480)	-	(203,393)
Beneficial Conversion Feature Discount		-	-	50,000	-	50,000
Net loss		-	-	(117,331)	-	(117,331)

BALANCE, December 31, 2009	16,617,230	831	415,256	(686,811)	-	(270,724)
Reverse acquisition	30,000,000	1,500	1,161,789	634,391	-	1,797,680
Foreign currency translation adjustment					(78,810)	(78,810)
Beneficial Conversion Feature Discount		-	-	35,000	-	35,000
Net loss		-	-	(219,572)	-	(219,572)

BALANCE, December 31, 2010	46,617,230	2,331	1,577,045	(236,992)	(78,810)	1,263,574

Shares issued to settle debt and accrued interest expense	22,324,224	1,116	400,722	-	-	401,838
Stock issued for non-employee compensation	14,300,000	715	6,585	-	-	7,300
Stock issued for acquisition	4,000,000	200	(160)	-	-	40
Foreign currency translation adjustment				-	(17,691)	(17,691)
Net loss		-	-	(259,734)	-	(259,734)

BALANCE, December 31, 2011	87,241,454	4,362	1,984,192	(496,726)	(96,501)	1,395,327

Stock issued for non-employee compensation at $0.06 per share	6,400,000	320	383,680	-	-	384,000
Foreign currency translation adjustment		-	-	-	28,198	28,198
Beneficial conversion feature on convertible note			148,000			148,000
Net loss		-	-	(2,484,482)	-	(2,484,482)
BALANCE, December 31, 2012	93,641,454	$4,682	$2,515,872	$(2,981,208)	$(68,303)	$(528,957)

See accompanying notes to the consolidating financial statements

Greenworld Development, Inc. and Subsidiaries (A Development Stage Entity) Consolidated Statements of Cash Flows

	Year Ended	Year Ended	December 15, 1997
	December 31,	December 31,	(Date of Inception)
	2012	2011	to December 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,484,482)	$(259,734)	$(2,981,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	798	-	1,421
Stock issued for compensation	384,000	7,300	391,300
Amortization of loan discount	49,334	-	208,944
Proportionate share in loss of investee company	1,830,189		1,830,189
Changes in operating assets and liabilities:
Other assets	1,250	-	(40)
Accounts payable and accrued liabilities	74,679	73,389	74,679
Accounts payable - related parties	3,291		318,528
Derivative liability	74,388		74,388
Accrued interest payable	12,126	-	12,126
Net cash used in operating activities	(54,427)	(179,045)	(69,673)

CASH FLOWS FROM INVESTING ACTIVITIES:
Ownership interest in investee company	(11,925)	51,750	(98,850)
Purchase of property and equipment	-	(798)	(1,421)
Net cash (used in) provided by investing activities	(11,925)	50,952	(100,271)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	37,000	116,304	238,305
Net cash provided by financing activities	37,000	116,304	238,305

Effects of exchange rate on cash	28,198	-	(68,303)

NET (DECREASE) INCREASE IN CASH	(1,154)	(11,789)	58
CASH, BEGINNING OF PERIOD	1,212	13,001	-
CASH, END OF PERIOD	$58	$1,212	58

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid during the period	$-	$-	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
AND INVESTING TRANSACTIONS:
Discount on convertible note payable	$148,000	$-0-	$148,000
Conversion of notes payable and accrued interest to common stock	$-	$401,838	$401,838
Stock issued for acquisitions	$-	$40	$1,797,720

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.  Significant accounting policies are as follows:

Principles of Consolidation

The consolidated financials include the accounts of Greenworld Development, Inc. and its wholly owned subsidiaries, Greenworld International Resources, Ltd. and Greenworld USA LLC. All intercompany accounts and transactions have been eliminated in consolidation.

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

Depreciation expense was $798 and $0 in 2012 and 2011, respectively.

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

Convertible Debt

Convertible debt is accounted for under ASC 470, Debt -Debt with Conversion and Other Options. The Company records a beneficial conversion feature ("BCF") related to the issuance of convertible debt that have conversion features at fixed or adjustable rates that are in-the-money when issued. The BCF for the convertible instruments is recognized and measured as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, which are credited to paid-in-capital. Under these guidelines, the Company allocates the value of the proceeds received from a convertible debt transaction between the conversion feature and any other detachable instruments on a relative fair value basis. The allocated fair value is recorded as a debt discount or premium and is amortized over the expected term of the convertible debt to interest expense. For a conversion price change of a convertible debt issue, the additional intrinsic value of the debt conversion feature, calculated as the number of additional shares issuable due to a conversion price change multiplied by the previous conversion price, is recorded as additional debt discount and amortized over the remaining life of the debt.

Accounting for Joint Ventures

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee company. Under the equity method of accounting, an investee company’s accounts are not reflected within the Company’s Consolidated Balance Sheets and Statements of Comprehensive Loss, however, the Company’s share of the earnings or losses of the investee company is reflected in the caption “Proportionate share in loss of investee company”, in the Consolidated Statements of Operations. The Company’s carrying value in an equity method investee company is reflected in the caption ‘‘Ownership interest in Investee company’’ in the Company’s Consolidated Balance Sheets.

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

On October 3, 2011, the Company issued a total of 22,324,334 shares of its common stock in consideration of the lender canceling its debt to the Company in the amount of $401,838. The Shares were issued in reliance upon the exemptions provided by Section 4(2) of the Securities Act of 1933, as amended

GREENWORLD DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2010, the Company entered into a convertible promissory note with another lender. The note bears interest at 10% per annum and payable at the time the note is converted or paid in full. The note is convertible at any time prior to maturity into the Company’s common stock. The note was discounted fully for its beneficial conversion feature which will be amortized using the effective interest method over the term of the note and recorded as interest expense in the Company's financial statements.  The Company also recorded a derivative liability for the conversion feature of the note of $74,388, which will be adjusted to its fair value at each reporting period. During 2012 and 2011, the Company amortized $49,334 and $0 of the discount,  which is reflected in interest expense in the accompanying consolidated statements of comprehensive loss.

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

NOTE 8 - INCOME TAXES

The actual income tax expense for 2012 and 2011 differs from the statutory tax expense for the year (computed by applying the U.S. federal corporate tax rate of 34.4% to income before provision for income taxes) as follows:

	2012	Effective Tax Rate	2011		Effective Tax Rate
Federal taxes at statuatory rate	$(1,013,611)	34%		$(95,434)	34%
State income taxes, net of federal tax benefit	$(36,490)	4%		$(9,987)	4%
Change in valuation allowance	$(1,050,101)	(38. %)		$(105,421)	(38%)
Total	$--	0.0%	$	---	0.0%

The following table represents the tax effects of significant items that give rise to deferred taxes as of December 31, 2012 and 2011:

	2012		2011
Deferred tax asset:
Net operating loss carryforward		$1,013,611	$209,178

Less: Valuation allowance		$(1,013,611)	$(209,178)
Net deferred tax asset	$	---	$--

NOTE 9 - SUBSEQUENT EVENTS

In September 2012, GIR entered into an agreement with 4 Front Contracts Management Ltd., an active revenue producing Irish incorporated logistics and engineering company to support the logistical and engineering requirements of the project pipeline. We anticipate that GIR will complete this acquisition in the first six months of 2013.

The Agreement was between the Registrant and Hugh Daly and Niall Shanahan, who own 100% of 4Front Contracts Management Ltd.  Pursuant to that Agreement, the Registrant will issue 4,500,000 of its common stock in exchange for 100% of ownership interest in 4Front and pay $664,000 which payment is contingent upon the Registrant completing a capital raise of no less than $10,000,000.  4Front is a corporation organized under the laws of the Republic of Ireland and it is business its project management with a team of experienced engineers providing the necessary skill base for the management role of the Company’s pipeline.  4Fronts has historical annual revenues of approximately $2,490,000.

On December 21, 2012, the Registrant, through its wholly owned subsidiary, Greenworld International Resources, LTD, entered into a Share Exchange Agreement for the purchase of 76% of Waste 2 Renewable Limited (“W2R”).  That Agreement was between the Registrant and its shareholders to wit: Alex Robert Graham Matthias, David John Collett, Philip Anthony Boaler, Michael Kenneth Gordon, Richard Malcolm Lindley, Simon James Barnes and James Frederick Finlay Campbell.  In exchange for their interest in W2R the Registrant has agreed to issue 3,126,400 shares of its restricted common stock and pay $166,000 which payment is contingent upon the Registrant completing a capital raise of no less than $10,000,000.  W2R is a corporation organized under the laws of England & Wales and holds the waste management license of waste tires for the Warsop, Nottinghamshire Waste Plant.  In addition, the Registrant acquired the option to purchase the land associated with that location which grosses 2.5 acres. The transaction is anticipated to close in the first six months of 2013.