Form 10-Q
period 2013-03-31
GREENWORLD DEVELOPMENT, INC.
filed 2013-06-18
CIK 1084899

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2013

Commission file no.:  000-26703

GREENWORLD DEVELOPMENT INC.

(Name of Registrant in its Charter)

Nevada	98-0206030
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3107 Stirling Road, Suite 201
Ft. Lauderdale, FL	33312
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (954) 374-0555

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Act:

Common Stock, $0.00005 par value per share

(Title of class)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of June 12, 2013, there were 93,641,454 shares of voting stock of the registrant issued and outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS

GREENWORLD DEVELOPMENT, INC AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS:
Cash	$49,088	$58
Total Current Assets	49,088	58

OTHER ASSETS:
Other assets	40	40
Total Other Assets	40	40

TOTAL ASSETS	$49,128	$98

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Current portion of notes payable	$269,262	$-
Accounts payable and accrued liabilities	108,971	74,679
Accounts payable - related parties	260,662	318,528
Accrued interest payable	23,134	12,126
Derivative liability	76,027	74,388
Total Current Liabilities	738,056	479,721

LONG-TERM LIABILITIES:
Notes payable, net of current portion	61,668	49,334

TOTAL LIABILITIES	799,724	529,055

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.00001 par value; 50,000,000 shares authorized,
0 shares issued and outstanding at March 31, 2013 and
December 31, 2012	-	-
Common stock, $.00005 par value; 300,000,000 shares authorized,
93,641,454 shares issued and outstanding
at March 31, 2013 and December 31, 2012	4,682	4,682
Additional paid in capital	2,515,872	2,515,872
Accumulated other comprehensive loss	(56,105)	(68,303)
Deficit accumulated during the development stage	(3,215,045)	(2,981,208)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(750,595)	(528,957)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$49,128	$98

See accompanying notes to the condensed consolidated financial statements.

GREENWORLD DEVELOPMENT, INC AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	December 15, 1997 (Date of Inception) to March 31, 2013

Revenue	$-	$-	$-

Operating expenses:
General and administrative expenses	173,105	17,536	751,633
Professional fees	35,750	24,731	279,054

Total operating expenses	208,855	42,267	1,030,687

Loss from operations	(208,855)	(42,267)	(1,030,687)

Other income (expenses):
Interest expense,including amortization of discount on notes payable of $12,334	(23,342)	-	(352,530)
Loss on fair value adjustment of derivative liability	$(1,639)	-	$(1,639)
Proportionate share in loss of investee company	-	-	(1,830,189)

Total other income (expenses)	(24,981)	-	(2,184,358)

Net loss	(233,836)	(42,267)	(3,215,045)

Other comprehensive income (loss):
Currency translation adjustments	12,198	-	(56,105)

Total comprehensive loss	$(221,638)	$(42,267)	$(3,271,150)
Basic and diluted loss per share	$0.00	$0.00
Basic and diluted weighted average number of shares outstanding	93,641,454	87,241,457

See accompanying notes to the condensed consolidated financial statements.

GREENWORLD DEVELOPMENT, INC AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

				Deficit
				Accumulated	Accumulated
			Additional	During The	Other	Total
	Number of	Common	Paid-In	Development	Comprehensive	Stockholders'
	Shares	Stock	Capital	Stage	Income (Loss)	Equity (Deficit)
BEGINNING BALANCE, January 1, 2005	16,617,230	$831	$415,256	$(292,280)	$-	$123,807

Net loss		-	-	(187,537)	-	(187,537)

BALANCE, December 31, 2005	16,617,230	831	415,256	(479,817)	-	(63,730)
Beneficial Conversion Feature Discount	-	-	-	15,000	-	15,000
Net loss	-	-	-	(79,450)	-	(79,450)

BALANCE, December 31, 2006	16,617,230	831	415,256	(544,267)	-	(128,180)
Beneficial Conversion Feature Discount		-	-	59,609	-	59,609
Net loss		-	-	(78,730)	-	(78,730)

BALANCE, December 31, 2007	16,617,230	831	415,256	(563,388)	-	(147,301)
Beneficial Conversion Feature Discount		-	-	35,001	-	35,001
Net loss		-	-	(91,093)	-	(91,093)

BALANCE, December 31, 2008	16,617,230	831	415,256	(619,480)	-	(203,393)
Beneficial Conversion Feature Discount		-	-	50,000	-	50,000
Net loss		-	-	(117,331)	-	(117,331)

BALANCE, December 31, 2009	16,617,230	831	415,256	(686,811)	-	(270,724)
Reverse acquisition	30,000,000	1,500	1,161,789	634,391	-	1,797,680
Foreign currency translation adjustment					(78,810)	(78,810)
Beneficial Conversion Feature Discount		-	-	35,000	-	35,000
Net loss		-	-	(219,572)	-	(219,572)
BALANCE, December 31, 2010	46,617,230	2,331	1,577,045	(236,992)	(78,810)	1,263,574
Shares issued to settle debt and interest expense	22,324,224	1,116	400,722	-	-	401,838
Stock issued for non-employee compensation	14,300,000	715	6,585	-	-	7,300
Stock issued for acquisition	4,000,000	200	(160	-	-	40
Foreign currency translation adjustment				-	(17,691)	(17,691)
Net loss		-	-	(259,734)	-	(259,734)
BALANCE, December 31, 2011	87,241,454	4,362	1,984,192	(496,726)	(96,501)	1,395,327
Stock issued for non-employee compensation at $.06 per share	6,400,000	320	383,680	-	-	384,000
Beneficial Conversion Feature on Convertible Note			148,000			148,000
Foreign currency translation adjustment		-	-	-	28,198	28,198
Net loss		-	-	(2,484,482)	-	(2,484,482)
BALANCE, December 31, 2012	93,641,454	4,682	2,515,872	(2,981,208)	(68,303)	(528,957)

Foreign currency translation adjustment		-	-	-	12,198	12,198
Net loss		-	-	(233,836)	-	(233,836)
BALANCE, March 31, 2013	93,641,454	$4,682	$2,515,872	$(3,215,044)	$(56,105)	$(750,595)

See accompanying notes to the condensed consolidated financial statements.

GREENWORLD DEVELOPMENT, INC AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended	Three Months Ended	December 15, 1997 (Date of Inception)
	March 31,	March 31,	to March 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(233,836)	(42,267)	$(3,215,045)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	-	-	2,367
Stock issued for compensation	-	-	391,300
Amortization of loan discount	12,334	107,717	221,278
Proportionate share in loss of investee company	-		1,830,189
Changes in operating assets and liabilities:
Other assets	-	-	(40)
Accounts payable and accrued liabilities	34,292	-	108,971
Accounts payable - related parties	(57,866)	(8,660)	260,662
Deferred expenses	-	(31,403)	-
Derivative liability	1,639	-	76,027
Accrued interest payable	11,008	-	23,135
Net cash (used in) provided by operating activities	(232,429)	25,387	(301,156)

CASH FLOWS FROM INVESTING ACTIVITIES:
Ownership interest in investee company	-	-	(98,850)
Purchase of property and equipment	-	(31,026)	(2,367)
Net cash (used in) investing activities	-	(31,026)	(101,217)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	269,261	17,000	507,566
Net cash provided by financing activities	269,261	17,000	507,566

Effects of exchange rate on cash	12,198	4,580	(56,105)

NET INCREASE IN CASH	49,030	15,941	49,088
CASH, BEGINNING OF PERIOD	58	1,212	-
CASH, END OF PERIOD	$49,088	$17,153	49,088

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
AND INVESTING TRANSACTIONS:
Discount on convertible notes payable	$-	$-	$148,000
Conversion of notes payable and accrued interest to common stock	$-	$-	$401,838
Stock issued for acquisitions	$-	$-	$1,797,720

See accompanying notes to the condensed consolidated financial statements.

GREENWORLD DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – COMPANY BACKGROUND AND NATURE OF BUSINESS

Greenworld Development Inc. (“the Company”) is a development stage entity and is primarily engaged in the development and operation of waste to energy and waste to renewable project opportunities situated within the European Union member states.

The condensed consolidated financial statements include the accounts of Greenworld Development, Inc. and its wholly-owned subsidiaries, Greenworld USA LLC and Greenworld International Resources Ltd. (the Company).  All intercompany accounts and transactions have been eliminated in consolidation.

As the Company reported in its 8-K filed with the SEC on February 20, 2013, which 8-K is hereby incorporated by reference, in January 2013, GIR entered into an agreement to acquire 100% of 4Front Contracts Management Ltd. (“4Front”), a revenue producing business focused on logistics, project, and asset and contracts management with a team of experienced engineers, able to deliver large CAPEX projects, to facilitate ‘in house’ services.  Completion of the Share Purchase Agreement is scheduled for the second quarter 2013, in consideration of €400,000 ($664,000) and 4,500,000 shares of the Company’s common stock, subject to funding being available. 4Front is a corporation organized under the laws of the Republic of Ireland and has historical revenues of approximately €1,500,000 ($2,490,000).

Note 2.  GOING CONCERN CONSIDERATION

The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2013, we had an accumulated deficit of $3,215,045 and a working capital deficit of $688,968. During the quarter ended March 31, 2013, we incurred a net loss of $233,836. We had no significant revenues or earnings from operations.  We will in all likelihood continue to sustain operating expenses without corresponding revenues. This may result in us incurring a net operating loss, which will increase continuously unless and until we can achieve meaningful revenues.

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

Note 3 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial reporting pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). While these statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (U. S. GAAP) for complete financial statements. Therefore, the interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report filed on Form 10-K for the fiscal year ended December 31, 2012.

GREENWORLD DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 4 - NOTES PAYABLE

In 2010, the Company entered into a convertible promissory note with a lender. The note bears interest at 10% per annum and payable at the time the note is converted or paid in full. The note is convertible at any time prior to maturity into the Company’s common stock. The note was discounted fully for its beneficial conversion feature which will be amortized using the effective interest method over the term of the note and recorded as interest expense in the Company's financial statements.  The Company also recorded a derivative liability for the conversion feature of the note of $74,388, which will be adjusted to its fair value at the end of each reporting period. The values at March 31, 2013 and December 31, 2012 were $76,027 and $74,388 respectively.  During the three months ended March 31, 2013 and 2012, the Company amortized $12,334 and $0 of the discount,  which is reflected in interest expense in the accompanying condensed consolidated statements of comprehensive loss.

During the quarter ended March 31, 2013, the Company obtained a working capital loan for 210,000 Euros ($269,000). The loan was provided for working capital purposes for the Company and is payable in the third quarter of 2013. The total amount to be paid is 245,000 euros ($316,000) and is to be converted into common stock at a price of $.15 per share.  Management determined that the conversion feature was not a beneficial conversion feature and therefore did not warrant separate accounting. To date $3,700 of interest was accrued as interest expense for the loan at March 31, 2013.

GREENWORLD DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s convertible notes as of March 31, 2013 and  December 31, 2012:

	March 31, 2013 (unaudited)	December 31, 2012 (audited)
Gross proceeds from notes	$417,262	$148,000
Less: Loan set-off	-0-	-0-)
Less: Beneficial conversion feature	-0-	-0-)
Add: Amortization of discount	61,668	49,344
Less: Beneficial conversion feature	(148,000)	(148,000)
Value of notes	$330,930	$49,334

Note 5 - RELATED PARTY TRANSACTIONS

Accounts payable – related party consisted of amounts payable to Europa, a company related through common ownership, arising from professional services and travel costs incurred on behalf of the Company by management and directors.  Amounts payable to Europa were $260,662 and $318,528 at March 31, 2013 and December 31, 2012, respectively, and consultancy expenses incurred from Europa were $19,400 and $0 for the three months ended March 31, 2013 and 2012, respectively.

NOTE 6 - INCOME TAXES

The actual income tax expense for 2013 and 2012 differs from the statutory tax expense for the year (computed by applying the U.S. federal corporate tax rate of 34.4% to income before provision for income taxes) as follows:

	March 31, 2013	Effective Tax Rate	March 31, 2012		Effective Tax Rate
Federal taxes at statuatory rate	$(79,500)	34%		$(223,600)	34%
State income taxes, net of federal tax benefit	$(9,400)	4%		$(26,300)	4%
Change in valuation allowance	$88,900	(38. %)		$249,900	(38%)
Total	$--	0.0%	$	---	0.0%

The following table represents the tax effects of significant items that give rise to deferred taxes as of March 31, 2013 and December 31, 2012:

	2013		2012
Deferred tax asset:
Net operating loss carryforward		$1,102,511	$1,013,611

Less: Valuation allowance		$(1,102,511)	$(1,013,611)
Net deferred tax asset	$	---	$--

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Revenues

There is no historical financial information about the Company upon which to base an evaluation of our performance. The Company did not generate any revenues from operations for the three months ended March 31, 2013 or 2012. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the decision and implementation of a new business plan.

Operating Expense

Operating expenses increased from $42,267 for the quarter ended March 31, 2012 to $208,855 for the quarter ended March 31, 2013. The increase in our operating expenses is due to an increase in general and administrative expenses primarily for costs and expenses related to a public company.

Interest Expense

Interest expense for the quarter ended March 31, 2013 was $23,342 as compared to $-0- for the quarter ended March 31, 2012. The increase in our interest expense is due to interest costs recognized in relation to the beneficial conversion feature in the convertible note payable and additional borrowing for operations of the Company.

Net Loss

Our net loss for the quarter ended March 31, 2013 was $233,836 as compared to a net loss of $42,267 for the quarter ended March 31, 2012. The increase in net loss is due to the increase of operating expenses and interest expense in 2013.

As of March 31, 2013, our accumulated deficit was $3,215,045.

Financial Condition, Liquidity and Capital Resources

At March 31, 2013, we had cash and cash equivalents of $49,088 and our working capital deficit was ($688,968). There can be no assurance that our financial condition will improve. We expect to continue to have minimal working capital or a working capital deficit as a result of our current liabilities.

The Company is in on-going negotiations for an equity funding line. There is however no guarantee that we are able to finalize the funding agreement.

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

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have a stockholders deficit of $750,595 at March 31, 2013 and net losses of $233,836 for the quarter ended March 31, 2013. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

ITEM 4.	CONTROLS AND PROCEDURES

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

Based upon that evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.

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

We conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2013.

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

(c)  Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the first quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

The  Company  knows  of no legal  proceedings  to which it is a party or to which any of its  property  is the  subject  which are  pending,  threatened  or contemplated or any unsatisfied judgments against the Company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES.

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

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

      Greenworld Development Inc.
(Registrant)

Date: June 18, 2013	By:	/s/ Leo Heinl
Leo Heinl
Chief Executive Officer
Chief Financial Officer