Form 10-Q
period 2013-06-30
GREENWORLD DEVELOPMENT, INC.
filed 2013-08-14
CIK 1084899

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of July 29, 2013, there were 94,641,454 shares of voting stock of the registrant issued and outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS

GREENWORLD DEVELOPMENT, INC AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30	December 31,
	2013	2012
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS:
Cash	$10,045	$58
Total Current Assets	10,045	58

OTHER ASSETS:
Other assets	40	40
Total Other Assets	40	40

TOTAL ASSETS	$10,085	$98

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Current portion of notes payable	$273,758	$-
Accounts payable and accrued liabilities	135,464	74,679
Accounts payable - related parties	291,859	318,528
Accrued interest payable	47,574	12,126
Derivative Liability	76,027	74,388
Total Current Liabilities	824,682	479,721

LONG-TERM LIABILITIES:
Notes payable, net of current portion	73,998	49,334

TOTAL LIABILITIES	898,680	529,055

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.00001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2013 and December 31, 2012	-	-
Common stock, $.00005 par value; 300,000,000 shares authorized, 94,641,454 and 93,641,454 shares issued and outstanding at June 30, 2013 and December 31, 2012	4,732	4,682
Additional paid in capital	2,545,706	2,515,872
Accumulated other comprehensive loss	(64,553)	(68,303)
Deficit accumulated during the development stage	(3,374,480)	(2,981,208)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(888,595)	(528,957)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$10,085	$98

See accompanying notes to the condensed consolidated financial statements.

GREENWORLD DEVELOPMENT, INC AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	December 15, 1997 (Date of Inception) to June 30, 2013

Revenue	$-	$-	$-	$-	$-

Operating expenses:
General and administrative expenses	62,019	12,774	235,124	30,311	813,652
Professional fees	60,645	33,611	96,395	58,342	339,700

Total operating expenses	122,664	46,385	331,519	88,653	1,153,352

Loss from operations	(122,664)	(46,385)	(331,519)	(88,653)	(1,153,352)

Other expenses:
Interest expense, including amortization of discount on notes payable of $12,334 and $24,668 for the three and six months ended June 30, 2013	(36,771)	(2,829)	(60,113)	(2,829)	(389,300)
Loss on fair value adjustment of derivative liability	-	-	(1,639)		(1,639)
Proportionate share in loss of investee company	-	-	-	-	(1,830,189)

Total other expenses	(36,771)	(2,829)	(61,752)	(2,829)	(2,221,128)

Net loss	(159,435)	(49,214)	(393,271)	(91,482)	(3,374,480)

Other comprehensive income (loss):
Currency translation adjustments	(8,448)	-	3,750	-	(64,553)

Total comprehensive loss	$(167,883)	$(49,214)	$(389,521)	$(91,482)	$(3,439,033)

Basic and diluted loss per share	$(0.00)	$0.00	$(0.00)	$0.00

Basic and diluted weighted average number of shares outstanding	94,397,010	93,641,454	94,021,342	90,441,455

See accompanying notes to the condensed consolidated financial statements.

GREENWORLD DEVELOPMENT, INC AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

				Deficit
				Accumulated	Accumulated
			Additional	During The	Other	Total
	Number of	Common	Paid-In	Development	Comprehensive	Stockholders'
	Shares	Stock	Capital	Stage	Income (Loss)	Equity(Deficit)
BEGINNING BALANCE, January 1, 2005	16,617,230	$831	$415,256	$(292,280)	$-	$123,807

Net loss		-	-	(187,537)	-	(187,537)

BALANCE, December 31, 2005	16,617,230	831	415,256	(479,817)	-	(63,730)
Beneficial Conversion Feature Discount	-	-	-	15,000	-	15,000
Net loss	-	-	-	(79,450)	-	(79,450)

BALANCE, December 31, 2006	16,617,230	831	415,256	(544,267)	-	(128,180)
Beneficial Conversion Feature Discount		-	-	59,609	-	59,609
Net loss		-	-	(78,730)	-	(78,730)

BALANCE, December 31, 2007	16,617,230	831	415,256	(563,388)	-	(147,301)
Beneficial Conversion Feature Discount		-	-	35,001	-	35,001
Net loss		-	-	(91,093)	-	(91,093)

BALANCE, December 31, 2008	16,617,230	831	415,256	(619,480)	-	(203,393)
Beneficial Conversion Feature Discount		-	-	50,000	-	50,000
Net loss		-	-	(117,331)	-	(117,331)

BALANCE, December 31, 2009	16,617,230	831	415,256	(686,811)	-	(270,724)
Reverse acquisition	30,000,000	1,500	1,161,789	634,391	-	1,797,680
Foreign currency translation adjustment					(78,810)	(78,810)
Beneficial Conversion Feature Discount		-	-	35,000	-	35,000
Net loss		-	-	(219,572)	-	(219,572)
BALANCE, December 31, 2010	46,617,230	2,331	1,577,045	(236,992)	(78,810)	1,263,574

Shares issued to settle debt and interest expense	22,324,224	1,116	400,722	-	-	401,838
Stock issued for non-employee compensation	14,300,000	715	6,585	-	-	7,300
Stock issued for acquisition	4,000,000	200	(160)	-	-	40
Foreign currency translation adjustment				-	(17,691)	(17,691)
Net loss		-	-	(259,735)	-	(259,735)
BALANCE, December 31, 2011	87,241,454	4,362	1,984,192	(496,727)	(96,501)	1,395,326

Stock issued for non-employee compensation at $.06 per share	6,400,000	320	383,680	-	-	384,000
Beneficial Conversion Feature on Convertible Note			148,000			148,000
Foreign currency translation adjustment		-	-	-	28,198	28,198
Net loss		-	-	(2,484,482)	-	(2,484,482)
BALANCE, December 31, 2012	93,641,454	4,682	2,515,872	(2,981,209)	(68,303)	(528,958)
Stock issued for non-employee compensation at approximately $.03 per share	1,000,000	50	29,834			29,884
Foreign currency translation adjustment		-	-	-	3,750	3,750
Net loss		-	-	(393,271)	-	(393,271)
BALANCE, June 30, 2013	94,641,454	$4,732	$2,545,706	$(3,374,480)	$(64,553)	$(888,595)

See accompanying notes to the condensed consolidated financial statements.

GREENWORLD DEVELOPMENT, INC AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended	Six Months Ended	December 15, 1997 (Date of Inception)
	June 30,	June 30,	to June 30,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(393,271)	$(91,482)	$(3,374,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-	1,421
Stock issued for compensation	29,884	-	421,184
Amortization of loan discount	24,663	-	233,612
Proportionate share in loss of investee company	-		1,830,189
Changes in operating assets and liabilities:
Other assets	-	-	(40)
Accounts payable and accrued liabilities	60,785	22,682	135,464
Accounts payable - related parties	(26,669)	-	291,859
Deferred expenses		40,615
Derivative liability	1,639	-	76,027
Accrued interest payable	35,448	-	47,574
Net cash used in operating activities	(267,521)	(28,185)	(337,190)

CASH FLOWS FROM INVESTING ACTIVITIES:
Ownership interest in investee company	-	-	(98,850)
Purchase of property and equipment	-	-	(1,421)
Net cash used in investing activities	-	-	(101,271)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	273,758	17,000	512,059
Net cash provided by financing activities	273,758	17,000	512,059

Effects of exchange rate on cash	3,750	10,754	(64,553)

NET INCREASE (DECREASE) IN CASH	9,987	(431)	10,045
CASH, BEGINNING OF PERIOD	58	1,212	-
CASH, END OF PERIOD	$10,045	$781	10,045

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
AND INVESTING TRANSACTIONS:
Discount on convertible notes payable	$-	$-	$148,000
Conversion of notes payable and accrued interest to common stock	$-	$-	$401,838
Stock issued for acquisitions	$-	$-	$1,797,720

See accompanying notes to the condensed consolidated financial statements.

GREENWORLD DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – COMPANY BACKGROUND AND NATURE OF BUSINESS

Greenworld Development Inc. (“the Company”) is a development stage entity and is primarily engaged in the development and operation of waste to energy and waste to renewable project opportunities situated within the United States and the European Union member states.

The condensed consolidated financial statements include the accounts of Greenworld Development, Inc. and its wholly-owned subsidiaries, Greenworld USA LLC and Greenworld International Resources Ltd. All intercompany accounts and transactions have been eliminated in consolidation.

Note 2.  GOING CONCERN CONSIDERATION

The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2013, we had an accumulated deficit of $3,374,480 and a working capital deficit of $814,637. During the six months ended June 30, 2013, we incurred a net loss of $393,271. We had no significant revenues or earnings from operations.  We will in all likelihood continue to sustain operating expenses without corresponding revenues. This may result in us incurring a net operating loss, which will increase continuously unless and until we can achieve meaningful revenues.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) periodically issues new accounting standards in a continuing effort to improve standards of financial accounting and reporting. We have reviewed the recently issued pronouncements and concluded that there are no recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on the Company’s financial position, results of operations or cash flows.

NOTE 4 - NOTES PAYABLE

In 2010, the Company entered into a convertible promissory note with a lender. The note bears interest at 10% per annum and payable at the time the note is converted or paid in full. The note is convertible at any time prior to maturity into the Company’s common stock. The note was discounted fully for its beneficial conversion feature which will be amortized using the effective interest method over the term of the note and recorded as interest expense in the Company's financial statements.  The Company also recorded a derivative liability for the conversion feature of the note of $74,388, which will be adjusted to its fair value at the end of each reporting period. The values at June 30, 2013 and December 31, 2012 were $76,027 and $74,388 respectively.  During the three and six months ended June 30, 2013 and 2012, the Company amortized $12,334 and $24,668 in 2013, and $0 and $0 for 2012 of the discount,  which is reflected in interest expense in the accompanying condensed consolidated statements of comprehensive loss.

During the six months ended June 30, 2013, the Company obtained a working capital loan for 210,000 Euros approximately ($274,000). The loan was provided for working capital purposes for the Company and is payable in the third quarter of 2013. The total amount to be paid is 245,000 Euros approximately ($316,000), which includes accrued interest, and is to be converted into common stock at a price of $.15 per share.  Management determined that the conversion feature was not a beneficial conversion feature and therefore did not warrant separate accounting. To date $28,048 of interest was accrued as interest expense for the loan at June 30, 2013.

GREENWORLD DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company’s convertible notes as of June 30, 2013 and December 31, 2012:

	June 30, 2013 (unaudited)	December 31, 2012 (audited)
Gross proceeds from notes	$421,754	$148,000
Less: Loan set-off	-0-	-0-
Less: Beneficial conversion feature	-0-	-0-
Add: Amortization of discount	74,002	49,344
Less: Beneficial conversion feature	(148,000)	(148,000)
Value of notes	$347,756	$49,334

NOTE 5 - RELATED PARTY TRANSACTIONS

Accounts payable – related party consisted of amounts payable to Europa, a company related through common ownership, arising from professional services and travel costs incurred on behalf of the Company by management and directors.  Amounts payable to Europa were $291,859 and $318,528 at June 30, 2013 and December 31, 2012, respectively, and consultancy expenses incurred from Europa were $19,400 and $0 for the six months ended June 30, 2013 and 2012, respectively.

NOTE 6 - INCOME TAXES

The actual income tax benefit for 2013 and 2012 differs from the statutory tax expense for the year (computed by applying the U.S. federal corporate tax rate of 34.4% to income before provision for income taxes) as follows:

	June 30, 2013	Effective Tax Rate	June 30, 2012		Effective Tax Rate
Federal tax benefit at statuatory rate	$(133,700)	34%		$(31,100)	34%
State income taxes, net of federal tax benefit	$(15,700)	4%		$(3,700)	4%
Change in valuation allowance	$149,400	(38. %)		$34,800	(38%)
Total	$--	0.0%	$	---	0.0%

The following table represents the tax effects of significant items that give rise to deferred taxes as of June 30, 2013 and December 31, 2012:

	2013		2012
Deferred tax asset:
Net operating loss carryforward		$1,137,511	$1,013,611

Less: Valuation allowance		$(1,137,511)	$(1,013,611)
Net deferred tax asset	$	---	$--

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company has been actively developing its activities in green and health technologies. GIR owns 30% of NEC Healthworld (Uganda), Ltd., (NHU), which leases a fully furnished, but not yet producing pharmaceutical manufacturing facility. GIR is presently in discussions to divest its interests. In April 2011, the Company entered into an agreement to acquire 100% of Getting Green Solutions, LLC, (GGS), an entity located in Georgia. The Company was to issue 11,000,000 shares in exchange for the member ship interests in GGS, which develops a waste tire to energy technology. GGS was developing a demonstrator plant in Ohio, through a sister company. The 11,000,000 shares were never issued and subsequently, we and GGS determined that the Agreement needed to be modified. As a result, on or about October 1, the Company entered into an Amended and Restated Agreement for the share exchange pursuant to which the Company issued 4,000,000 of its restricted common stock in exchange for a 100% interest in GGS.

As the Company reported in its 8-K filed with the SEC on February 20, 2013, which 8-K is hereby incorporated by reference, in 2013 GDI signed a Share Purchase Agreement to acquire 76% of W2R Ltd (a UK company) which has the operating license for waste tire disposal on a 3 acre site in Warsop, Nottinghamshire, UK.  The remaining 24% shareholders are the freehold owners of the site.  GDI has an option to acquire the freehold.  W2R’s current waste transfer and treatment license allows for the processing of 2 million waste tires per annum. We anticipate completing this acquisition in the third quarter 2013, and subject to planning, the company plans to redevelop the site to install a carbon emission neutral (clean tech) waste tyre2energy/tyre2renewable plant, which will be the Company’s first UK Energy Centre.  The Company’s forward mission anticipates to be producing in the UK 80MW within 5 years. There is, however, no guarantee that we will be able to finalize the agreement which is subject to a funding credit line being available and commence operations on this project. Furthermore, even if we do commence these operations, there is no assurance that they will be profitable.

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

Results of Operations

Revenues

There is no historical financial information about the Company upon which to base an evaluation of our performance. The Company did not generate any revenues from operations for the three and six months ended June 30, 2013 or 2012. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the decision and implementation of a new business plan.

Operating Expense-Three and Six Months Ended June 30, 2013

Operating expenses increased from $88,653 for the six months ended June 30, 2012 to $331,519 for the six months ended June 30, 2013. The increase in our operating expenses is due to an increase in general and administrative expenses primarily for legal, consultant expenses and accounting and audit fees related to a public company.

Operating expenses increased from $46,385 for the three months ended June 30, 2012 to $122,664 for the three months ended June 30, 2013. The increase in our operating expenses is due to an increase in general and administrative expenses primarily for legal, consulting expenses and accounting and audit fees related to a public company.

Interest Expense-Three and Six Months Ended June 30, 2013

Interest expense for the six months ended June 30, 2013 was $60,113 as compared to $2,829 for the six months ended June 30, 2012. The increase in our interest expense is due to interest costs recognized in relation to the beneficial conversion feature in the convertible note payable and additional borrowing for operations of the Company.

Interest expense for the three months ended June 30, 2013 was $36,771 as compared to $2,829 for the six months ended June 30, 2012. The increase in our interest expense is due to interest costs recognized in relation to the beneficial conversion feature in the convertible note payable and additional borrowing for operations of the Company.

Net Loss

Our net loss for the six months ended June 30, 2013 was $393,271 as compared to a net loss of $91,482 for the six months ended June 30, 2012. The increase in net loss is due to the increase of operating expenses and interest expense in 2013.

Our net loss for the three months ended June 30, 2013 was $159,435 as compared to a net loss of $49,214 for the three months ended June 30, 2012. The increase in net loss is due to the increase of operating expenses and interest expense in 2013.

As of June 30, 2013, our accumulated deficit was $3,374,480.

Financial Condition, Liquidity and Capital Resources

At June 30, 2013, we had cash and cash equivalents of $10,045 and our working capital deficit was ($814,637). There can be no assurance that our financial condition will improve. We expect to continue to have minimal working capital or a working capital deficit as a result of our current liabilities.

The Company is in on-going negotiations for an equity funding line. There is however no guarantee that we are able to finalize the funding agreement.

No trends have been identified which would materially increase or decrease our results of operations or liquidity.

Going Concern Consideration

We have suffered recurring losses from operations and are in need of additional financing. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing or, in the alternative, effect a merger or acquisition. Our continuation as a going concern depends upon our ability to generate sufficient cash flow to conduct our operations and our ability to obtain additional sources of capital and financing.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have a stockholders deficit of $888,595 at June 30, 2013 and net losses of $393,271 for the six months ended June 30, 2013. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Based upon that evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.

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

We conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2013.

(c)  Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the second quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

      Greenworld Development Inc.
(Registrant)

Date: August 14, 2013	By:	/s/ Leo Heinl
Leo Heinl
Chief Executive Officer
Chief Financial Officer