Form 10-Q
period 2013-09-30
GREENWORLD DEVELOPMENT, INC.
filed 2013-12-09
CIK 1084899

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2013

Commission file no.:  0 00-26703

GREENWORLD DEVELOPMENT INC.

(Name of Registrant in its Charter)

Nevada	98-0206030
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3107 Stirling Road, Suite 201
Ft. Lauderdale, FL	33312
(Address of principal executive offices)	(Zip Code)

 Issuer's telephone number: (954) 374-0555

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

 As of November 10, 2013, there were 98,074,644 shares of voting stock of the registrant issued and outstanding.

 PART I

ITEM 1.	FINANCIAL STATEMENTS

GREENWORLD DEVELOPMENT, INC AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS:
Cash	$919	$58
Accounts receivable	10,307	-
Total Current Assets	11,226	58

OTHER ASSETS:
Other assets	40	40
Total Other Assets	40	40

TOTAL ASSETS	$11,266	$98

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$121,406	$74,679
Accounts payable - related parties	324,222	318,528
Accrued interest payable	23,225	12,126
Derivative liability	244,821	74,388
Total Current Liabilities	713,674	479,721

LONG-TERM LIABILITIES:
Convertible notes payable, net of discount	86,331	49,334

TOTAL LIABILITIES	800,005	529,055

STOCKHOLDERS' DEFICIT
Preferred stock, $.00001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2013 and December 31, 2012	-	-
Common stock, $.00005 par value; 300,000,000 shares authorized, 98,074,644 and 93,641,454 shares issued and outstanding at September 30, 2013 and December 31, 2012	4,904	4,682
Additional paid-in capital	2,916,027	2,515,872
Accumulated other comprehensive loss	(75,841)	(68,303)
Deficit accumulated during the development stage	(3,633,829)	(2,981,208)
TOTAL STOCKHOLDERS' DEFICIT	(788,739)	(528,957)

TOTAL LIABILITIES & STOCKHOLDERS DEFICIT	$11,266	$98

See accompanying notes to the condensed consolidated financial statements.

GREENWORLD DEVELOPMENT, INC AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months	Three Months	Nine Months	Nine Months	December 15, 1997
	Ended September 30,	Ended September 30,	Ended September 30,	Ended September 30,	(Date of Inception) to
	2013	2012	2013	2012	September 30, 2013

Revenue	$-	$-	$-	$-	$-

Operating expenses:
General and administrative expenses	(17,283)	(16,850)	(252,407)	(47,160)	(830,935)
Professional fees	(40,410)	(3,372)	(136,805)	(61,714)	(380,110)

Total operating expenses	(57,693)	(20,222)	(389,212)	(108,874)	(1,211,045)

Loss from operations	(57,693)	(20,222)	(389,212)	(108,874)	(1,211,045)

Other expenses:
Interest expense, including amortization of discount on notes payable of $12,334 and $36,997 for the three and nine months ended September 30, 2013	(32,863)	(4,997)	(92,976)	(7,826)	(422,162)
Loss on fair value adjustment of derivative liability	(168,794)	-	(170,433)		(170,433)
Proportionate share in loss of investee company	-	-	-	-	(1,830,189)

Total other expenses	(201,657)	(4,997)	(263,409)	(7,826)	(2,422,784)

Net loss	(259,350)	(25,219)	(652,621)	(116,700)	(3,633,829)

Other comprehensive loss:
Currency translation adjustments	(11,288)	-	(7,538)	-	(75,841)

Total comprehensive loss	$(270,638)	$(25,219)	$(660,159)	$(116,700)	$(3,709,670)

Basic and diluted loss per share	$0.00	$0.00	$(0.01)	$0.00
Basic and diluted weighted average number of shares outstanding	94,808,712	93,641,454	94,100,750	91,508,121

See accompanying notes to the condensed consolidated financial statements.

GREENWORLD DEVELOPMENT, INC AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

				Deficit
				Accumulated	Accumulated
			Additional	During The	Other	Total
	Number of	Common	Paid-In	Development	Comprehensive	Stockholders'
	Shares	Stock	Capital	Stage	Income (Loss)	Deficit
BEGINNING BALANCE, January 1, 2005	16,617,230	$831	$415,256	$(292,280)	$-	$123,807
Net loss		-	-	(187,537)	-	(187,537)
BALANCE, December 31, 2005	16,617,230	831	415,256	(479,817)	-	(63,730)
Beneficial Conversion Feature Discount	-	-	-	15,000	-	15,000
Net loss	-	-	-	(79,450)	-	(79,450)
BALANCE, December 31, 2006	16,617,230	831	415,256	(544,267)	-	(128,180)
Beneficial Conversion Feature Discount		-	-	59,609	-	59,609
Net loss		-	-	(78,730)	-	(78,730)
BALANCE, December 31, 2007	16,617,230	831	415,256	(563,388)	-	(147,301)
Beneficial Conversion Feature Discount		-	-	35,001	-	35,001
Net loss		-	-	(91,093)	-	(91,093)
BALANCE, December 31, 2008	16,617,230	831	415,256	(619,480)	-	(203,393)
Beneficial Conversion Feature Discount		-	-	50,000	-	50,000
Net loss		-	-	(117,331)	-	(117,331)
BALANCE, December 31, 2009	16,617,230	831	415,256	(686,811)	-	(270,724)
Reverse acquisition	30,000,000	1,500	1,161,789	634,391	-	1,797,680
Foreign currency translation adjustment					(78,810)	(78,810)
Beneficial Conversion Feature Discount		-	-	35,000	-	35,000
Net loss		-	-	(219,572)	-	(219,572)
BALANCE, December 31, 2010	46,617,230	2,331	1,577,045	(236,992)	(78,810)	1,263,574
Shares issued to settle debt and interest expense	22,324,224	1,116	400,722	-	-	401,838
Stock issued for non-employee compensation	14,300,000	715	6,585	-	-	7,300
Stock issued for acquisition	4,000,000	200	(160)	-	-	40
Foreign currency translation adjustment	-	-	-	-	(17,691)	(17,691)
Net loss	-	-	-	(259,734)	-	(259,734)
BALANCE, December 31, 2011	87,241,454	4,362	1,984,192	(496,726)	(96,501)	1,395,327
Stock issued for non-employee compensation at $.06 per share	6,400,000	320	383,680	-	-	384,000
Beneficial Conversion Feature on Convertible Note			148,000			148,000
Foreign currency translation adjustment		-	-	-	28,198	28,198
Net loss		-	-	(2,484,482)	-	(2,484,482)
BALANCE, December 31, 2012	93,641,454	4,682	2,515,872	(2,981,208)	(68,303)	(528,957)
Stock issued for non-employee compensation at $.03-$.19 per share	1,033,500	52	36,313	-	-	36,365
Common stock issued for cash	214,690	11	42,441	-	-	42,452
Conversion of convertible note and related accrued interest into common stock	3,185,000	159	321,401	-	-	321,560
Foreign currency translation adjustment		-	-	-	(7,538)	(7,538)
Net loss		-	-	(652,621)	-	(652,621)
BALANCE, September 30, 2013	98,074,644	$4,904	$2,916,027	$(3,633,829)	$(75,841)	$(788,739)

See accompanying notes to the condensed consolidated financial statements.

GREENWORLD DEVELOPMENT, INC AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months	December 15, 1997
	Ended September 30,	Ended September 30,	(Date of Inception) to
	2013	2012	September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(652,621)	$(116,700)	$(3,633,829)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-	1,421
Stock issued for compensation	36,365	-	427,665
Accrued interest on note payable converted to common stock	44,878	-	44,878
Amortization of loan discount	36,997	-	245,941
Proportionate share in loss of investee company	-		1,830,189
Loss on fair value adjustment of derivative liability	170,433	-	244,821
Changes in operating assets and liabilities:
Accounts receivable	(10,307)	-	(10,307)
Other assets	-	-	(40)
Accounts payable and accrued liabilities	46,727	-	121,406
Accounts payable - related parties	5,694	-	324,222
Deferred expenses	-	2,788	-
Accrued interest payable	11,099	58,836	23,225
Net cash used in operating activities	(310,735)	(55,076)	(380,408)

CASH FLOWS FROM INVESTING ACTIVITIES:
Ownership interest in investee company	-	-	(98,850)
Purchase of property and equipment	-	-	(1,421)
Net cash used in investing activities	-	-	(100,271)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	42,452	-	42,452
Proceeds from note payable	276,682	37,000	514,987
Net cash provided by financing activities	319,134	37,000	557,439

Effects of exchange rate on cash	(7,538)	26,089	(75,841)

NET INCREASE (DECREASE) IN CASH	861	8,013	919
CASH, BEGINNING OF PERIOD	58	1,212	-
CASH, END OF PERIOD	$919	$9,225	$919

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Discount on convertible notes payable	$-	$-	$148,000
Conversion of notes payable and accrued interest to common stock	$321,560	$-	$671,078
Stock issued for acquisitions	$-	$-	$1,797,720

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

 Note 2 - GOING CONCERN CONSIDERATION

The accompanying financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2013, we had an accumulated deficit of $3,633,829 and a working capital deficit of $702,448. During the nine months ended September 30, 2013, we incurred a net loss of $652,621. We had no revenues or earnings from operations.  We will in all likelihood continue to sustain operating expenses without corresponding revenues. This may result in us incurring an additional net operating loss which will increase continuously unless and until we can achieve meaningful revenues.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. I n this regard, management is planning to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that the Company will be successful in raising additional funds.

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

Note 3 -  S UMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

 GREENWORLD DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect (i)the reported amounts of assets and liabilities, (ii)the disclosure of contingent assets and liabilities known to exist as of the date the consolidated financial statements are issued, and (iii)the reported amount of expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of consolidated financial statements; accordingly, actual results could differ from these estimates.

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

NOTE 4 - NOTES PAYABLE

In 2010, the Company entered into a convertible promissory note with a lender. The note bears interest at 10% per annum and payable at the time the note is converted or paid in full. The note is convertible at any time prior to maturity into the Company’s common stock. The note was discounted fully for its beneficial conversion feature which will be amortized using the effective interest method over the term of the note and recorded as interest expense in the Company's financial statements.  The Company also recorded a derivative liability for the conversion feature of the note of $74,388, which was adjusted to its fair value at the end of the current reporting period. The values at September 30, 2013 and December 31, 2012 were $244,821 and $74,388 respectively.  During the three and nine months ended September 30, 2013 and 2012, the Company amortized $12,334 and $36,997 in 2013, and $0 and $0 for 2012 of the discount,  which is reflected in interest expense in the accompanying condensed consolidated statements of comprehensive loss.

During the nine months ended September 30, 2013, the Company obtained a working capital loan for 210,000 Euros (approximately $277,000). The loan was provided for working capital purposes for the Company and was payable on September 30, 2013. The Company issued 3,185,000 shares of common stock valued at approximately $322,000 ($.10 per share) in satisfaction of the principal and accrued interest on the note.

 GREENWORLD DEVELOPMENT, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTITY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 The following table summarizes the Company’s convertible notes as of September 30, 2013 and December 31, 2012:

	September 30, 2013 (unaudited)	December 31, 2012 (audited)
Gross proceeds from notes	$421,754	$148,000
Portion Converted into common stock	(273,758)	-0-
Amortization of discount	86,335	49,344
Beneficial conversion feature	(148,000)	(148,000)
Value of notes	$86,331	$49,334

NOTE 5 - RELATED PARTY TRANSACTIONS

Accounts payable – related party consisted of amounts payable to Europa, a company related through common ownership, arising from professional services and travel costs incurred on behalf of the Company by management and directors. Amounts payable to Europa were $324,222 and $318,528 at September 30, 2013 and December 31, 2012, respectively, and consultancy expenses incurred from Europa were $26,972 and $0 for the nine months ended September 30, 2013 and 2012, respectively.

NOTE 6 - INCOME TAXES

The actual income tax benefit for 2013 and 2012 differs from the statutory tax expense for the year (computed by applying the U.S. federal corporate tax rate of 34.4% to income before provision for income taxes) as follows:

	September 30, 2013	Effective Tax Rate	September 30, 2012	Effective Tax Rate
Federal tax benefit at statutory rate	$(197,773)	34%	$(31,100)	34%
State income taxes, net of federal tax benefit	$(23,227)	4%	$(3,700)	4%
Change in valuation allowance	$221,000	(38%)	$34,800	(38%)
Total	$—	0%	$—	0%

 The following table represents the tax effects of significant items that give rise to deferred taxes as of September 30, 2013 and December 31, 2012:

	2013	2012
Deferred tax asset:
Net operating loss carry forward	$1,323,710	$1,013,611
Valuation allowance	$(1,323,710)	$(1,013,611)
Net deferred tax asset	$—	$—

NOTE 7 – ISSUANCE OF COMMON STOCK

During the nine months ended September 30, 2013 the Company issued 214,690 shares of common stock in exchange for $42,452 which equates to an average share price of approximately $.20 per share. In addition, the Company issued 1,033,500 shares of common stock, valued at $36,365, in exchange for services to consultants and non-employees. The shares were issued at an average price of $.035 per share.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with the Company's unaudited financial statements and notes thereto.   In connection therewith, and because the Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion  and elsewhere in this report and in any other statement made by, or on its behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments.  Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on the Company's behalf. Without limiting the generality of the foregoing, words such as "may", "anticipate", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. The Company disclaims any obligation to update forward-looking statements.

The Company has been active in developing its activities in green technologies.  The Company, through one of its wholly owned subsidiaries, owns 30% of NEC Healthworld (Uganda), Ltd., which has a leasehold interest in a non-operational pharmaceutical manufacturing facility.  The Company also owns 100% of Getting Green Solutions, LLC, an entity located in Georgia, which is developing waste tire to energy technology.  The Company also has two pending share purchase agreements to acquire partial interests in two companies in the United Kingdom and Ireland which are also developing waste tire to energy operations and other logistical services for future Company projects.  These acquisitions have not been completed as they are contingent upon finalizing a funding credit line agreement currently in negotiations.

Results of Operations

Revenues

There is no historical financial information about the Company upon which to base an evaluation of our performance. The Company did not generate any revenues from operations for the three and nine months ended September 30, 2013 or 2012. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the decision and implementation of a new business plan.

Operating Expense-Three and Nine months Ended September 30, 2013

Operating expenses increased from $108,874 for the nine months ended September 30, 2012 to $389,212 for the nine months ended September 30, 2013. The increase in our operating expenses is due to an increase in general and administrative expenses primarily for legal, consultant expenses and accounting and audit fees related to a public company.

Operating expenses increased from $20,222 for the three months ended September 30, 2012 to $57,693 for the three months ended September 30, 2013. The increase in our operating expenses is due to an increase in general and administrative expenses primarily for legal, consulting expenses and accounting and audit fees related to a public company.

Other Expense-Three and Nine months Ended September 30, 2013

Interest expense for the nine months ended September 30, 2013 was $92,976 as compared to $7,826 for the nine months ended September 30, 2012. The increase in our interest expense is due to interest costs recognized in relation to the beneficial conversion feature in the convertible note payable and additional borrowing for operations of the Company.

Interest expense for the three months ended September 30, 2013 was $32,863 as compared to $4,997 for the nine months ended September 30, 2012. The increase in our interest expense is due to interest costs recognized in relation to the beneficial conversion feature in the convertible note payable and additional borrowing for operations of the Company.

For the three and nine months ended September 30, 2013 the Company incurred a $168,794 and $170,433 respectively for loss on the fair value adjustment of derivative liability. This is a result of the beneficial conversion of the note payable from 2010.

Net Loss

Our net loss for the nine months ended September 30, 2013 was $652,621 as compared to a net loss of $116,700 for the nine months ended September 30, 2012. The increase in net loss is due to the increase of operating expenses, loss on derivative liability and interest expense in 2013.

Our net loss for the three months ended September 30, 2013 was $259,350 as compared to a net loss of $25,219 for the three months ended September 30, 2012. The increase in net loss is due to the increase of operating expenses, loss on valuation of derivative liability and interest expense in 2013.

As of September 30, 2013, our accumulated deficit was $3,633,829.

Financial Condition, Liquidity and Capital Resources

At September 30, 2013, we had cash and cash equivalents of $919 and our working capital deficit was $702,448. There can be no assurance that our financial condition will improve. We expect to continue to have minimal working capital or a working capital deficit as a result of our current liabilities.

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

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have a stockholders’ deficit of $788,739 at September 30, 2013 and net losses of $652,621 for the nine months ended September 30, 2013. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Based upon that evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.

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

It should be noted that the Company’s management, including the Chief Executive Officer, do not expect that the Company’s internal controls will necessarily prevent all errors or fraud. A control system, no matter how well conceived or operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2013.

(c)  Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the third quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Greenworld Development Inc.
(Registrant)

Date: December 9, 2013	By:	/s/ Leo Heinl
Leo Heinl
Chief Executive Officer
Chief Financial Officer